Form 10-Q
period 1996-01-31
DALTEX MEDICAL SCIENCES INC
filed 1996-03-18
CIK 742686

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       For quarter ended January 31, 1996
                         Commission File Number 0-14026

                          DALTEX MEDICAL SCIENCES, INC.
             (Exact Name of Registrant As Specified In Its Charter)

             Delaware                                   13-3174562
      (State of Incorporation)            (IRS Employer Identification No.)

                                 50 Kulick Road
                           Fairfield, New Jersey 07004
                    (Address of Principal Executive Offices)

                                 (201) 227-5066
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes __X__   No____.

     Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date.

         Class                                Outstanding at March 5, 1996

         Common Stock par value $.01                  8,632,699
           per share

                          DALTEX MEDICAL SCIENCES, INC.


                                      INDEX

                                                                            Page


PART I -       FINANCIAL INFORMATION

Item 1 -       Financial Statements

               (a)  Condensed balance sheets as of January
                    31, 1996 (Unaudited) and July 31, 1995                  3-4

               (b)  Condensed statements of operations and
                    deficit accumulated during the
                    development stage for the three months
                    ended January 31, 1996 (Unaudited) and
                    January 31, 1995 (Unaudited), six months
                    ended January 31, 1996 (Unaudited) and
                    January 31, 1995 (Unaudited), and for
                    the period July 28, 1983 (Date of
                    Incorporation) to January 31, 1996
                    (Unaudited)                                               5

               (c)  Condensed statements of cash flows for
                    the six months ended January 31, 1996
                    (Unaudited) and January 31, 1995
                    (Unaudited), and for the period July 28,
                    1983 (Date of Incorporation) to January
                    31, 1996 (Unaudited)                                      6

               (d)  Notes to condensed financial statements
                    (Unaudited)                                             7-8

Item 2 -       Management's Discussion and Analysis of
               Financial Condition and Results of Operations               8-13

PART II -      OTHER INFORMATION

Item 5 -       Other Information                                             14

Item 6 -       Exhibits and Reports on Form 8-K                              15

PART I -       FINANCIAL INFORMATION

Item 1 -       Financial Statements


                          Daltex Medical Sciences, Inc.
                        (A Development Stage Enterprise)
                            Condensed Balance Sheets


                                             January 31,
                                                1996         July 31,
                                             (Unaudited)     1995 (A)
     Assets

Current assets:
     Cash and cash equivalents                $ 93,932      $ 10,862
     Other receivables                           7,500        43,448
                                              --------      --------
                                               101,432        54,310

Net plant and equipment, at cost                   422         2,568
Patents, net of accumulated amortization
     of $124,925 at January 31, 1996
     and $115,677 at July 31, 1995               9,321        18,569
Other assets, net                                3,375         3,375
Deferred royalty costs (note 2)                275,000          --
                                              --------      --------
                                              $389,550      $ 78,822
                                              ========      ========

See accompanying notes to condensed financial statements.

(A) Amounts at July 31, 1995 are from audited financial statements.

                          Daltex Medical Sciences, Inc.
                        (A Development Stage Enterprise)
                            Condensed Balance Sheets

                                                   January 31,
                                                      1996             July 31,
                                                   (Unaudited)         1995 (A)
Liabilities and Stockholders' Deficiency

Current liabilities:
     Accounts payable (note 3)                     $   770,751       $   954,727
     Accrued expenses (note 3)                          47,248            54,173
                                                   -----------       -----------
          Total current liabilities                    817,999         1,008,900
                                                   -----------       -----------

Advance royalty payments (note 2)                      550,000              --
                                                   -----------       -----------

Stockholders' deficiency:
     Common stock, par value $.01 per share
     Authorized 20,000,000 shares; issued
     8,632,699 shares at January 31, 1996 and
     8,632,699 at July 31, 1995                         86,327            86,327
     Paid in capital                                 6,816,369         6,816,369
     Deficit accumulated during the
          development stage                         (7,881,145)       (7,832,774)

          Total stockholders' deficiency              (978,449)         (930,078)
                                                   -----------       -----------

                                                   $   389,550       $    78,822
                                                   ===========       ===========


See accompanying notes to condensed financial statements.

(A) Amounts at July 31, 1995 are from audited financial statements.

                          Daltex Medical Sciences, Inc.
                        (A Development Stage Enterprise)
                       Statements of Operations & Deficit
                    Accumulated During the Development Stage

                                                                                                                    For the Period
                                                                                                                     July 28, 1983
                                                    Three Months     Three Months     Six Months     Six Months        (Date of
                                                        Ended           Ended            Ended         Ended        Incorporation)
                                                     January 31,     January 31,      January 31,    January 31,    To January 31,
                                                        1996             1995            1996           1995              1996
                                                     (Unaudited)     (Unaudited)      (Unaudited)    (Unaudited)      (Unaudited)
Revenues:
   Sales-Patents & related technology                       --              --              --              --      $    300,000
   Sales-Gloves                                             --              --              --              --           208,440
   Interest and other income (note 4)                     75,000            --            75,000            --         1,712,074
   License fees & royalties                               37,500          40,352          86,724          81,671       2,168,852
                                                    ------------    ------------    ------------    ------------    ------------

      Total revenues                                     112,500          40,352         161,724          81,671       4,389,366
                                                    ------------    ------------    ------------    ------------    ------------

Expenses incurred in the development stage:
   Cost of sales                                            --              --              --              --           313,243
   Research & development                                  6,400            --             6,400            --         3,335,251
   General & administrative                               98,589          78,672         203,695         231,430       8,622,017
                                                    ------------    ------------    ------------    ------------    ------------

   Total expenses incurred in the
      development stage:                                 104,989          78,672         210,095         231,430      12,270,511
                                                    ------------    ------------    ------------    ------------    ------------

Net income (loss)                                          7,511         (38,320)        (48,371)       (149,759)     (7,881,145)
                                                    ------------    ------------    ------------    ------------    ------------

Deficit accumulated during the development stage:

   Beginning of period                                (7,888,656)     (7,431,730)     (7,832,774)     (7,320,291)           --
                                                    ------------    ------------    ------------    ------------    ------------

   End of period                                    $ (7,881,145)   $(7,470,050)$     (7,881,145)   $ (7,470,050)   $ (7,881,145)
                                                    ============    ============    ============    ============    ============

Net loss per common share                                   --              (.01)           (.01)           (.02)          (1.03)
                                                    ============    ============    ============    ============    ============

Weighted average number of
   shares outstanding                                  8,633,000       8,633,000       8,633,000       8,633,000       7,635,000
                                                    ============    ============    ============    ============    ============

See accompanying notes to condensed financial statements.

                          Daltex Medical Sciences, Inc.
                        (A Development Stage Enterprise)
                       Condensed Statements of Cash Flows

                                                                                             For the Period
                                                                                             July 28, 1983
                                                                                                (Date of
                                                                                             Incorporation)
                                                               January 31,     January 31,   to January 31,
                                                                   1996           1995           1996
                                                               (Unaudited)    (Unaudited)    (Unaudited)
Cash flows from operations: ...............................   $   (48,371)   $  (149,759)   $(7,881,145)
    Net loss:
    Non-cash expenses included in net loss:
         Depreciation and amortization ....................        11,394         11,430        300,491
         Non-cash compensation charges ....................          --           60,601        889,130
         Abandoned equipment ..............................          --             --           53,386
         Write-off of patents .............................          --             --          105,221
         Write-off of inventory/advance payments ..........          --             --          115,048
         Provision for write-off/due from officer .........          --          (60,601)          --
         Other ............................................          --             --            6,821
Changes in current assets & liabilities:
         (Increase) in inventory & advance payments .......          --             --         (115,048)
         Decrease in grant & other receivables ............        35,948           --           (7,500)
         (Increase) in deferred royalty costs .............      (275,000)          --         (275,000)
         Increase (decrease) in accounts payable ..........      (183,976)       113,512        770,751
         Increase (decrease) in accrued expenses ..........        (6,925)        (3,125)        47,248
         Increase in advance development & royalty payments       550,000         35,148        550,000
                                                              -----------    -----------    -----------
             Net cash flows of operations .................        83,070          7,206     (5,440,597)
                                                              -----------    -----------    -----------
Cash flows from investing activities:
    Purchase of U.S. government obligations ...............          --             --       (8,813,987)
    Redeemed U.S. government obligations and
         other short-term investments .....................          --             --        8,810,988
    Purchase of equipment & furniture .....................          --             --         (159,370)
    Purchase of patent & trademark ........................          --             --         (171,750)
    (Increase) decrease in due from officer & stockholder .          --             --         (110,601)
    (Purchase) sale of other assets .......................          --             --          (30,095)
                                                              -----------    -----------    -----------
         Net cash flows of investing activities ...........          --             --         (474,815)
                                                              -----------    -----------    -----------
Cash flows from financing activities:
    Proceeds from sale of common stock & warrants - net ...          --             --        6,009,344
                                                              -----------    -----------    -----------
Net increase (decrease) in cash ...........................        83,070          7,206         93,932
Cash, including certificates of deposit:
    Beginning of period ...................................        10,862         27,090           --
                                                              -----------    -----------    -----------
    End of period .........................................   $    93,932    $    34,296    $    93,932
                                                              ===========    ===========    ===========

See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS - January 31, 1996 (Unaudited)

(1)  Basis of Presentation

          The unaudited condensed financial statements have been prepared from the books and records of Daltex Medical Sciences, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information pursuant to Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the fiscal year.

(2)  Advance Royalty Payments

          In October 1995, the Company and Arrow International, Inc. ("Arrow") agreed to modify the terms of the existing license agreement between the Company and Arrow concerning only those license fees payable to the Company by Arrow for antimicrobially treated multi-lumen central venous catheters (exclusive of silicone Hickman/Broviac type, implantable port or peripherally inserted central venous catheters). During the quarter ended October 31, 1995 and pursuant to the modification to the license agreement, Arrow has paid to the Company a one-time royalty of $600,000 (in lieu of the periodic royalty paid to the Company) for the period August 31, 1995 through September 1, 2000, of which 50% was paid to Columbia University (the "University") in November 1995 pursuant to the terms of a 1987 license agreement between the Company and the University. Revenue, as well as the expense for the amounts paid to the University, will be recognized each quarter through September 1, 2000 in equal amounts, and accordingly, $30,000 of revenue and $15,000 of related expense were recognized during the quarter ended January 31, 1996. After September 1, 2000, the periodic royalty payments provided for in the existing license agreement with respect to the antimicrobially treated multi-lumen central venous catheters will resume and will be adjusted to reflect increases in the Consumer Price Index through September 1, 2000. All other terms and conditions of the existing license agreement (including Arrow's obligation to make quarterly development phase payments for those products, including the percutaneous sheath introducer system, Arrow has developed incorporating the Company's antimicrobial technology), except those terms modified by the Patent Settlement Agreement of January 1, 1995, remain in full force and effect. In addition, the modification to the license agreement does not modify or alter the terms of the Patent Settlement Agreement. For a discussion of the Patent Settlement Agreement and the resolution of the Patent Interference Proceedings, see "Item 3. Legal Proceedings" of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1995.

(3)  License Agreement and Research Agreement

          The Company currently has various license agreements and research agreements with the University related to certain antimicrobial technologies (see "Management's Discussion and Analysis of Financial Condition and Results of Operations"). In this capacity, in November 1995 the Company paid the University a total amount of $385,841: $300,000 (representing the University's 50% share of the one-time royalty the Company received from Arrow described in note 2 above), $34,289 (representing the remaining balance due the University pursuant to a research agreement, based on an invoice received from the University), $48,071 (representing the University's 50% share of sublicense and royalty fees received by the Company between April 30 and October 12, 1995 from Arrow), and $3,481 (representing royalties owed the University, pursuant to a 1987 license agreement and an agreement in principle, based on net sales of the Company's antimicrobial examination gloves sold in 1991, 1992 and 1993 which the Company had been reserving in accrued expenses). In January 1996 the Company paid the University $6,400 for the antimicrobial coating and evaluation of samples of tracheal suction catheters for a leading medical device manufacturer who has expressed interest in a possible licensing arrangement with the Company. The device manufacturer is currently evaluating such coated product samples.

          As of January 31, 1996, the Company still owes the University $165,706 for the University's past due share of sublicensing and royalty payments received by the Company through 1994. Further, the Company has been billed $601,489 as of January 31, 1996 by the University's patent counsel for patent work undertaken in connection with the Company's license agreements with the University and costs incurred in connection with the Patent Interference Proceedings and subsequent Patent Settlement Agreement, although the Company is currently disputing a substantial portion of these legal fees. All of these amounts are included in accounts payable at January 31, 1996 on the accompanying condensed balance sheets. The Company is attempting to resolve these matters with the University but there can be no assurance that the Company will be successful in reaching a resolution.


(4)  Other Income

          In November 1995, the Company received $75,000 from Arrow to help fund the payment of legal costs incurred by the Company in connection with the Patent Interference Proceedings and the Patent Settlement Agreement.



Item 2 -             Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


     The Company is in the development stage and has been principally engaged in research and development activities with the objective of developing and commercializing certain cost-reducing medical device and pharmaceutical technologies. Since March 1, 1994, the Company engaged in extremely limited research and development efforts. The Company incurred a research and development expense during the quarter ended January 31, 1996, in the amount of $6,400, for the antimicrobial coating and evaluation of samples of tracheal suction catheters. The Company will continue to restrict its research and development efforts unless and until the Company can develop positive cash flow from its more fully developed technologies or raise additional financing. There can be no assurance that the Company will be able to develop or commercialize any of its product technologies in the future. Future revenues of the Company may be limited. Such commercialization activities may not result in sales of products on a profitable basis, and the Company may not have sufficient funds available to complete its research and development program, pursue applications for necessary regulatory clearances and approvals, prosecute its intellectual property rights, or remain in business while any products which may be developed from its technologies are marketed or are readied for the marketplace.

     In an effort to commercialize its more fully developed technologies, the Company had focused from 1990 to March 1994 its research, development and commercialization efforts principally on its infection-reducing, antimicrobial technologies, including the manufacture and marketing through distributors of the Company's antimicrobial gloves and the licensing of other applications of the antimicrobial technology to larger companies. In the first two quarters of fiscal 1996, as well as in fiscal 1995, the Company had no sales of any of its technologies or its antimicrobial medical gloves. During the first and second quarters of fiscal 1996 and for the fiscal years ended July 31, 1995 and 1994, the Company received revenues from royalty payments and development fees pursuant to two licenses with sublicensees of applications of the Company's antimicrobial medical technology in addition to the one-time royalty payment discussed below.

     In the first quarter of fiscal 1996 the Company received a one-time prepayment of periodic royalty payments pursuant to an October 1995 modification to its license agreement with Arrow. Such advance essentially represented royalty payments due to the Company from Arrow for the period September 1, 1995 through September 1, 2000. It is expected that future cash flows will be substantially less than reported revenues for such period due to this payment, as reflected in this quarter's financial statements and as discussed in note 2 to the financial statements. The Company will continue to receive development phase payments on the other products incorporating the Company's antimicrobial technology which Arrow is developing or has developed, including an antimicrobially treated percutaneous sheath introducer system which has received regulatory clearance to be marketed but has not yet reached the marketplace. However, there can be no assurance that Arrow will be successful in marketing such percutaneous sheath introducer system.

Results of Operations for the Three Months Ended January 31, 1996

     Revenues for the quarter ended January 31, 1996 totalled $112,500, an increase of 178% over the $40,352 in revenues during the corresponding period in fiscal 1995. This increase in revenue is due to the Company's receipt of $75,000 from Arrow, to help fund the payment of legal costs incurred by the Company in connection with the Patent Interference Proceedings and the Patent Settlement Agreement as discussed in note 4 to the financial statements. Revenues from licensing fees in the second quarter of fiscal 1996 were $7,500, the same as those recorded in the corresponding period during the last year. Revenues from royalties were $30,000, a decrease of 8.7% from the $32,852 in royalty payments received during the second quarter of fiscal 1995. The $30,000 in revenues from royalties represents royalties earned for the quarter ended January 31, 1996, which is derived from the $600,000 advance royalty payment received by the Company from Arrow. The unearned portion of $550,000 is reflected as deferred revenue in the liability section of the balance sheets. (See notes 2 and 3 to the financial statements.) Although the Company had no sales of its antimicrobial gloves in the current quarter, there were no glove sales in the corresponding period of fiscal 1995 either. The Company maintains its belief that such lack of glove sales continues to be due to the difficulty it faces as a small company with extremely limited resources in introducing and marketing a new product internationally without the benefit of a domestic sales base or regulatory clearance by the U.S. Food and Drug Administration ("FDA"). See "Regulatory Proceedings."

     Expenses incurred during the three months ended January 31, 1996 totalled $104,989, an increase of 33.5% over the $78,672 of expenses incurred in the three months ended January 31, 1995 primarily due to $15,000 of amortization of the deferred royalty costs paid to the University in November 1995. Included in expenses was $6,400 paid to the University in research and development costs associated with the antimicrobial coating and evaluation of certain product samples for a potential licensee. Expenses consisted primarily of legal costs associated with the Company's prosecution and maintenance of its intellectual property rights and payments due the University pursuant to certain license agreements. General and administrative expenses for the quarter totalled $98,589, an increase of 25.3% over the $78,672 of expenses incurred in the corresponding period last year.

     The Company recorded net income for the quarter of $7,511 due primarily to the Company's receipt of $75,000 from Arrow as described in note 4 to the financial statements.

Results of Operations for the Six Months Ended January 31, 1996

     Revenues for the six months ended January 31, 1996 totalled $161,724, an increase of 98% over revenue of $81,671 in the corresponding period last year. This increase was the result of the receipt of $75,000 from Arrow as described in note 4 to the financial statements.

     Expenses incurred during the six months ended January 31, 1996 totalled $210,095, a decrease of 9.2% from the $231,430 of expenses incurred in the six months ended January 31, 1995. This decrease was due primarily to the reduction in legal costs incurred by the Company in connection with the Company's protection of its intellectual property rights due to the settlement of the Patent Interference Proceedings as a result of the execution of the Patent Settlement Agreement, and to a lesser extent, the fixed royalties earned for the first and second quarters of fiscal 1996 as a result of the modification to the license agreement between the Company and Arrow. (See note 2 to the financial statements.)

     The Company sustained a net loss of $48,371 for the six months ended January 31, 1996, a decrease of 67.7% from the net loss of $149,759 in the corresponding period in 1995. The decrease in net loss for the six month period is due primarily to the Company's receipt in the first quarter of 1996 of a one-time advance royalty payment of $600,000 from Arrow and the Company's receipt of $75,000 from Arrow, as discussed in notes 2 and 4 to the financial statements, respectively.

Liquidity and Capital Resources

     At January 31, 1996, the Company had a working capital deficit of approximately $717,000, which represented a decrease of approximately $237,000 in such deficit from July 31, 1995. During the six months ended January 31, 1996, the Company had an increase of $83,070 in cash flows from operations principally due to the receipt from Arrow in November 1995 of $75,000 to help fund the payment of legal costs incurred by the Company in connection with the Patent Interference Proceedings and the Patent Settlement Agreement, and the receipt in October 1995 of the one-time advance royalty payment of $600,000 from Arrow which enabled the Company to reduce its outstanding accounts payable. It is expected that future cash flows will be substantially less than reported revenues due to this one-time advance royalty payment. As a result of the aforementioned payments to the University, payments to legal counsel associated with corporate and intellectual property matters, and costs associated with general operations, at January 31, 1996, the Company had cash and cash equivalents of $93,932.

     The Company currently owes the University $165,706 (see notes 2 and 3 to the financial statements), and as of January 31, 1996, the Company has been billed $601,489 by the University's patent counsel for patent work undertaken in connection with the Company's license agreements with the University and costs incurred in connection with the Patent Interference Proceedings and Patent Settlement Agreement, although the Company is currently disputing a substantial portion of these legal fees. As described in note 3 to the financial statements, the Company is continuing to have discussions with the University to attempt to resolve several issues including the license for the antimicrobial glove technology and the aforementioned legal fees. There can be no assurance that the Company will be able to resolve these matters. For a discussion of the dispute with the University, see "Item 1 - Business Product Technologies - Licenses with the University" in the Company's Annual Report on Form 10-K for the year ended July 31, 1995. The Company had been reserving royalties due the University consistent with the terms of the written license agreement for the antimicrobial glove technology which had been negotiated between the parties based upon an agreement in principle. In November 1995, the Company paid the University $3,481 representing such reserved royalties under this license based on net sales of the Company's antimicrobial examination gloves sold prior to February 1993. If the Company is unable to settle the dispute with the University over the license agreement, the Company may not be entitled to sell its antimicrobial medical gloves or sublicense the antimicrobial glove technology in the future.

     The Company is exploring a number of ways to pay the outstanding amounts due the University, including loans, raising of additional capital through various equity offerings, private placements, possible mergers with revenue-producing entities, and further acceleration of royalty and development fee payments from sublicensees as well as from sales of antimicrobial gloves. In light of the recent payments to the University discussed in note 3 to the financial statements, the University has agreed to work with the Company through July 1996 with respect to the Company's financial condition and its relation to the University.

     The Company is still in the development stage, and its business operations have only generated a nominal amount of revenues to date. The report of the Company's independent auditors on the Company's financial statements for the fiscal years ended July 31, 1995 and 1994 included an explanatory paragraph which stated that the Company's recurring losses and working capital and total stockholders' deficits raised substantial doubt about the Company's ability to continue as a going concern and precluded the expression of an opinion on the Company's financial statements as of and for the years ended July 31, 1995 and 1994. The financial statements did not include any adjustments that might result from the outcome of that uncertainty. Because of the continued working capital deficit, management's plan is to continue attempts to resolve the dispute with the University over the license for the antimicrobial glove technology and legal fees billed to the Company by the University's patent counsel, in order to attempt to raise additional capital, while attempting to develop, market, license and sell its products, including its antimicrobial latex surgical and examination gloves, and to establish positive cash flow for the Company. The Company is exploring a number of ways of raising additional capital, including loans, various equity offerings, private placements, mergers with revenue-producing entities, as well as from sales of antimicrobial gloves. Furthermore, the Company will continue to attempt to curtail expenditures.

     In an attempt to raise additional capital in order to continue to pursue potential acquisition and/or merger possibilities, including a sale of the Company, in November 1995, the Company extended the expiration dates of its Class A and Class B Warrants and reduced the exercise price of its Class B Warrants. The expiration date of the Company's Class A Warrants was extended from December 31, 1995 to 5:00 p.m. (New York City time) on April 30, 1996; the exercise price of the Class A Warrants had been reduced from $3.25 to $0.25 in September 1995. The expiration date of the Company's Class B Warrants was extended from December 31, 1996 to 5:00 p.m. (New York City time) on April 30, 1997. In addition, effective November 28, 1995, the exercise price of the Company's Class B Warrants was reduced to $1.00. The Company intends to use any proceeds received from the exercise of its Class A and Class B Warrants for working capital, general corporate purposes and, if possible, the reinitiation of its research and development efforts.

     The Company does not have any commitments to raise additional capital and there can be no assurance that it will be able to obtain any such commitments or raise additional capital in the future. If (i) there are no antimicrobial glove sales, (ii) there is no significant increase in license fees or royalties from sales of sublicensed products, (iii) the Company is unsuccessful in raising additional capital during the remainder of fiscal year 1996, or (iv) the University revokes licenses granted to the Company, the Company may not be able to continue as a going concern, even with further cost-cutting measures. To meet its long-term liquidity requirements, the Company must also generate sufficient income through operations or obtain additional financing as to which there can be no assurance. If the Company raises sufficient additional capital, the Company plans to continue to (i) seek increased revenue-producing opportunities through the search for additional license and patent purchase agreements involving corporate technology, (ii) attempt to obtain U.S. regulatory clearance to market certain products, such as its antimicrobial latex gloves, directly or through distributors to end users, (iii) investigate merger, joint venture or acquisition possibilities with a suitable entity whose business may be complementary to that of the Company, and (iv) explore the possibility of a sale of the Company or a sale of some or all of its assets.

     By letter dated October 17, 1995, Beiersdorf AG of Hamburg, Germany ("Beiersdorf") informed the Company that it was abandoning the projects for developing products under the two German patents Beiersdorf had acquired from the Company pursuant to the previously disclosed 1992 Patent Purchase Agreement. Consequently, the Company is not entitled to any further payment under the 1992 agreement. Further, under the terms of the 1992 agreement, the Company has the right to repurchase the subject patents together with certain subject matter as defined in the agreement. The repurchase price would consist of the $300,000 non-refundable cash payment the Company had received from Beiersdorf plus legal and clinical development costs of approximately $100,000 representing Beiersdorf's out-of-pocket expenses. The Company has until April 17, 1996 to exercise its right to repurchase. At the present time, the Company does not anticipate exercising its right to repurchase the patents and related technology from Beiersdorf.

     On March 6, 1996, the Board of Directors of the Company granted Lieberman & Nowak, LLP 50,000 shares of Common Stock in recognition of the valued services provided by Lieberman & Nowak to the Company for several years. The Company will record an expense of $2,250 in the third quarter of fiscal 1996 representing the estimated fair market value of such shares on the date of grant.

Regulatory Developments

     In May 1989, the Company filed a pre-market 510(k) notification seeking consent to market its antimicrobial latex examination gloves. Since this initial 510(k) submission, the Company has, from 1991 to 1993, amended and resubmitted the 510(k) several times in an effort to obtain a determination of "substantial equivalence" to previously marketed latex examination gloves. The FDA Office of Device Evaluation ("ODE") has notified the Company, in response to each of these submissions, that the

Company's antimicrobial latex examination gloves are not "substantially equivalent" since the gloves have a new indication for an examination glove which may affect the prophylactic effect, thus constituting a new intended use. The ODE has further stated that no accepted scientific methods presently exist for assessment of the effectiveness of antiviral activity for topical antimicrobials, particularly under glove-use conditions, among other grounds for denying market clearance.

     In its submissions, the Company has proposed revised labeling claims to be consistent with what the Company believes is "substantially equivalent" labeling based on FDA precedent. Moreover, the Company has submitted test results that the Company considers to demonstrate an appropriate method for, and significant effectiveness at inactivating certain viruses and other fluid borne pathogens by the antimicrobial latex examination glove, under conditions of expected use of the product. The Company's test results are also believed to demonstrate user safety under the expected conditions of use of the antimicrobial latex examination glove.

     From 1993 through December 1994, the Company had several meetings with various representatives at the FDA's offices and continued its written correspondence and discussions with the FDA and the ODE regarding the issues raised by the ODE concerning the Company's antimicrobial gloves.

     On August 17, 1995, Mr. Timothy Ulatowski of the ODE sent to Dr. Del Guercio, Chairman of the Company Board of Directors, a copy of a memorandum sent by Albert T. Sheldon, Jr., Ph.D., Supervisory Microbiologist, Division of Anti-Infective Drug Products, to Mr. Ulatowski concerning the Company's gloves. On September 13, 1995, Dr. Del Guercio sent to Mr. Ulatowski a response to Dr. Sheldon's memorandum prepared on the Company's behalf by Dr. Modak and Mr. Sampath with the assistance of an FDA consultant. On September 26, 1995, Mr. Ulatowski informed Dr. Del Guercio that pursuant to this most recent submission of data, the Company would be invited to make a presentation concerning the Company's glove before the FDA's independent General Hospital Panel.

     Dr. Shanta M. Modak of the Department of Surgery, Columbia University, where the antimicrobial glove technology was developed, and Dr. Del Guercio attended a meeting, on the Company's behalf, of the Advisory Committee, General Hospital and Personal Use Devices Panel, Center for Devices and Radiological Health on March 11, 1996; Mr. Lester Sampath, also of the Department of Surgery, Columbia University, was there as an observer. The Panel acts in an advisory capacity and makes recommendations to the FDA regarding whether or not certain device submissions should receive FDA clearance to be marketed.

     Drs. Del Guercio and Modak each made a presentation before the Panel and responded to certain questions. The Company expects to receive notice of the FDA's decision regarding the Company's examination gloves within the next few weeks. While the Panel did not make any recommendation to the FDA at the meeting on March 11, 1996, the Panel voted to accept a previously distributed opinion of an independent consultant indicating that the Company's examination gloves do not have a positive impact on disease control.

     At present, the Company does not have sufficient financial resources to fund additional clinical testing, if such clinical testing is required. However, should the Company's financial condition improve, the Company would spend some of these funds on additional testing. There can be no assurance that, even with additional testing, if such testing is required, that the Company will obtain FDA clearance to market its antimicrobial latex gloves.



PART II - OTHER INFORMATION


Item 5 -  Other Information

(a) Granting of European Patent for "Treatment of Aged Skin With Oral 13-Cis-Retinoic Acid" Survives Period of Possible Opposition Without Challenge

               On February 14, 1996, the Company received written notification from patent counsel that the decision in March 1995 by the European Patent Office, allowing the claims in the European Patent Application covering the "Treatment of Aged Skin With Oral 13-Cis-Retinoic Acid" which was published in the European Patent Bulletin of March 22, 1995, survived the nine month period of possible opposition by third parties without any challenge. Accordingly, the grant of the above patent is now complete. The Company continues to seek potential licensees or purchasers of the aging-related skin disorder treatment technology in Europe; however, there can be no assurance that the Company will be successful in licensing or selling the technology to others.

(b)       Research Gift

               By letter dated February 8, 1996, the Company has agreed that it will support the research efforts directed by Dr. Shanta Modak, Department of Surgery of Columbia University. Accordingly, the Company has made a commitment to make a conditional research gift in the amount of $20,000 to Dr. Modak's laboratory in recognition of the consultation service and assistance by Dr. Modak and her colleagues in support of the Company's efforts in continuing to obtain clearance from the FDA to market the Company's antimicrobial gloves. This research gift will be paid upon the first to occur of the following:
          (i) the Company's receipt of clearance from the FDA to market its antimicrobial gloves; or (ii) the Company successfully enters into a business venture with a revenue producing company related to production and sales of such antimicrobial gloves. Such gift has no bearing or effect on prior royalty or other payment arrangements between the Company and the University.

(c)       Grant of Stock Options

               At a special meeting of the Board of Directors of the Company held on March 6, 1996, the Board of Directors granted a non-qualified option to Bruce Hausman to purchase 250,000 shares of Common Stock at an exercise price of $0.09 per share, based on the current market price, in lieu of cash compensation for Mr. Hausman's services as President and Chief Executive Officer of the Company since May 1995.

(d)       Grant of Stock

               On March 6, 1996, the Board of Directors of the Company granted Lieberman & Nowak, LLP 50,000 shares of Common Stock in recognition of the valued services provided by Lieberman & Nowak to the Company for several years. The Company will record an expense of $2,250 in the third quarter of fiscal 1996 representing the estimated fair market value of such shares on the date of grant.

Item 6 -  Exhibits and Reports on Form 8-K

(a)       Exhibits

               None.

(b)       Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended January 31, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   DALTEX MEDICAL SCIENCES, INC.



Date:  March 18, 1996                  By: /s/ Bruce Hausman, Esq.
                                           ------------------------
                                           BRUCE HAUSMAN, ESQ.
                                           President and Chief Executive Officer



Date:  March 18, 1996                  By: /s/ Herbert J. Mitschele, Jr.
                                           ------------------------------
                                           HERBERT J. MITSCHELE, JR.
                                           Treasurer and Chief Financial Officer