Form 10-Q/A
period 1996-01-31
DALTEX MEDICAL SCIENCES INC
filed 1996-06-13
CIK 742686

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   Form 10-Q/A

                             Amendment No. 1 to the
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

     Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date.

         Class                                  Outstanding at March 5, 1996

         Common Stock par value $.01                        8,632,699
           per share

                          DALTEX MEDICAL SCIENCES, INC.


                                      INDEX

                                                                           Page


PART I -  FINANCIAL INFORMATION

Item 1 -  Financial Statements

               (a)  Condensed balance sheets as of January
                    31, 1996 (Unaudited) and July 31, 1995                 3-4

               (b)  Condensed statements of operations and
                    deficit accumulated during the
                    development stage for the three months
                    ended January 31, 1996 (Unaudited) and
                    January 31, 1995 (Unaudited), six months
                    ended January 31, 1996 (Unaudited) and
                    January 31, 1995 (Unaudited), and for
                    the period July 28, 1983 (Date of
                    Incorporation) to January 31, 1996
                    (Unaudited)                                              5

               (c)  Condensed statements of cash flows for
                    the six months ended January 31, 1996
                    (Unaudited) and January 31, 1995
                    (Unaudited), and for the period July 28,
                    1983 (Date of Incorporation) to January
                    31, 1996 (Unaudited)                                     6

               (d)  Notes to condensed financial statements
                    (Unaudited)                                            7-8

Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             8-14

PART II - OTHER INFORMATION

Item 5 -  Other Information                                                 14

Item 6 -  Exhibits and Reports on Form 8-K                                  15

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

                Daltex Medical Sciences, Inc.
              (A Development Stage Enterprise)
             Statements of Operations & Deficit
          Accumulated During the Development Stage

                                                                                                                     For the Period
                                                                                                                     July 28, 1983
                                                      Three Months     Three Months     Six Months      Six Months      (Date of
                                                         Ended            Ended           Ended           Ended      Incorporation)
                                                       January 31,     January 31,     January 31,      January 31,  To January 31,
                                                          1996             1995            1996            1995           1996
                                                       (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)    (Unaudited)
Revenues:
   Sales-Patents & related technology                       --              --              --              --      $    300,000
   Sales-Gloves                                             --              --              --              --           208,440
   Interest and other income (note 4)                     75,000            --            75,000            --         1,712,074
   License fees & royalties                               60,380          40,352         109,604          81,671       2,168,852
                                                    ------------    ------------    ------------    ------------    ------------

      Total revenues                                     135,380          40,352         184,604          81,671       4,389,366
                                                    ------------    ------------    ------------    ------------    ------------

Expenses incurred in the development stage:
   Cost of sales                                            --              --              --              --           313,243
   Research & development                                  6,400            --             6,400            --         3,335,251
   General & administrative                              121,469          78,672         226,575         231,430       8,622,017
                                                    ------------    ------------    ------------    ------------    ------------

   Total expenses incurred in the
      development stage:                                 127,869          78,672         232,975         231,430      12,270,511
                                                    ------------    ------------    ------------    ------------    ------------

Net income (loss)                                          7,511         (38,320)        (48,371)       (149,759)     (7,881,145)
                                                    ------------    ------------    ------------    ------------    ------------

Deficit accumulated during the development stage:

   Beginning of period                                (7,888,656)     (7,431,730)     (7,832,774)     (7,320,291)           --
                                                    ------------    ------------    ------------    ------------    ------------

   End of period                                    $ (7,881,145)   $ (7,470,050)   $ (7,881,145)   $ (7,470,050)   $ (7,881,145)
                                                    ============    ============    ============    ============    ============

Net loss per common share                                   --              (.01)           (.01)           (.02)          (1.03)
                                                    ============    ============    ============    ============    ============

Weighted average number of
   shares outstanding                                  8,633,000       8,633,000       8,633,000       8,633,000       7,635,000
                                                    ============    ============    ============    ============    ============

See accompanying notes to condensed financial statements.

                Daltex Medical Sciences, Inc.
              (A Development Stage Enterprise)
             Condensed Statements of Cash Flows

                                                                                              For the Period
                                                                                               July 28, 1983
                                                                                                 (Date of
                                                                                               Incorporation)
                                                                January 31,     January 31,    to January 31,
                                                                    1996          1995             1996
                                                                (Unaudited)    (Unaudited)      (Unaudited)
Cash flows from operations:                                    $   (48,371)    $  (149,759)    $(7,881,145)
    Net loss:
    Non-cash expenses included in net loss:
         Depreciation and amortization                              11,394          11,430         300,491
         Non-cash compensation charges                                --            60,601         889,130
         Abandoned equipment                                          --              --            53,386
         Write-off of patents                                         --              --           105,221
         Write-off of inventory/advance payments                      --              --           115,048
         Provision for write-off/due from officer                     --           (60,601)           --
         Other                                                        --              --             6,821
Changes in current assets & liabilities:
         (Increase) in inventory & advance payments                   --              --          (115,048)
         Decrease in grant & other receivables                      35,948            --            (7,500)
         (Increase) in deferred royalty costs                     (275,000)           --          (275,000)
         Increase (decrease) in accounts payable                  (183,976)        113,512         770,751
         Increase (decrease) in accrued expenses                    (6,925)         (3,125)         47,248
         Increase in advance development & royalty payments        550,000          35,148         550,000
                                                               -----------     -----------     -----------
             Net cash flows of operations                           83,070           7,206      (5,440,597)
                                                               -----------     -----------     -----------
Cash flows from investing activities:
    Purchase of U.S. government obligations                           --              --        (8,813,987)
    Redeemed U.S. government obligations and
         other short-term investments                                 --              --         8,810,988
    Purchase of equipment & furniture                                 --              --          (159,370)
    Purchase of patent & trademark                                    --              --          (171,750)
    (Increase) decrease in due from officer & stockholder             --              --          (110,601)
    (Purchase) sale of other assets                                   --              --           (30,095)
                                                               -----------     -----------     -----------
         Net cash flows of investing activities                       --              --          (474,815)
                                                               -----------     -----------     -----------
Cash flows from financing activities:
    Proceeds from sale of common stock & warrants - net               --              --         6,009,344
                                                               -----------     -----------     -----------
Net increase (decrease) in cash                                     83,070           7,206          93,932
Cash, including certificates of deposit:
    Beginning of period                                             10,862          27,090            --
                                                               -----------     -----------     -----------
    End of period                                              $    93,932     $    34,296     $    93,932
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

Results of Operations for the Three Months Ended January 31, 1996

     Revenues for the quarter ended January 31, 1996 totalled $135,380, an increase of 235% over the $40,352 in revenues during the corresponding period in fiscal 1995. This increase in revenue is due to the Company's receipt of $75,000 from Arrow, to help fund the payment of legal costs incurred by the Company in connection with the Patent Interference Proceedings and the Patent Settlement Agreement as discussed in note 4 to the financial statements and the Company's receipt of $22,880 in revenues pursuant to the Patent Settlement Agreement which provides for certain royalties to be paid by Arrow to the Company and for such royalties to be paid by the Company to another party to such Patent Settlement Agreement. Revenues from other royalties were $30,000, a decrease of 8.7% from the $32,852 in royalty payments received during the second quarter of fiscal 1995. This $30,000 in revenues from other royalties represents royalties earned for the quarter ended January 31, 1996, which is derived from the $600,000 advance royalty payment received by the Company from Arrow. The unearned portion of $550,000 is reflected as deferred revenue in the liability section of the balance sheets. (See notes 2 and 3 to the financial statements.) Revenues from licensing fees in the second quarter of fiscal 1996 were $7,500, the same as those recorded in the corresponding period during the last year. Although the Company had no sales of its antimicrobial gloves in the current quarter, there were no glove sales in the corresponding period of fiscal 1995 either. The Company maintains its belief that such lack of glove sales continues to be due to the difficulty it faces as a small company with extremely limited resources in introducing and marketing a new product internationally without the benefit of a domestic sales base or regulatory clearance by the U.S. Food and Drug Administration ("FDA"). See "Regulatory Proceedings."

     Expenses incurred during the three months ended January 31, 1996 totalled $127,869, an increase of 62.5% over the $78,672 of expenses incurred in the three months ended January 31, 1995 primarily due to the $22,880 payment made by the Company to one party to the Patent Settlement Agreement, as described above, and the $15,000 of amortization of the deferred royalty costs paid to the University in November 1995. Also, included in expenses was $6,400 paid to the University in research and development costs associated with the antimicrobial coating and evaluation of certain product samples for a potential licensee. Expenses consisted primarily of legal costs associated with the Company's prosecution and maintenance of its intellectual property rights and payments due the University pursuant to certain license agreements. General and administrative expenses for the quarter totalled $121,469, an increase of 54.4% over the $78,672 of expenses incurred in the corresponding period last year.

     The Company recorded net income for the quarter of $7,511 due primarily to the Company's receipt of $75,000 from Arrow as described in note 4 to the financial statements.

Results of Operations for the Six Months Ended January 31, 1996

     Revenues for the six months ended January 31, 1996 totalled $184,604, an increase of 126% over revenue of $81,671 in the corresponding period last year. This increase was the result of the receipt of $75,000 from Arrow as described in note 4 to the financial statements and the receipt of $22,880 from Arrow pursuant to the Patent Settlement Agreement which provides for certain royalties to be paid by Arrow to the Company and for such royalties to be paid by the Company to another party to such Patent Settlement Agreement.

     Expenses incurred during the six months ended January 31, 1996 totalled $232,972, a slight increase from the $231,430 of expenses incurred in the six months ended January 31, 1995. This slight increase results from the reduction in legal costs incurred by the Company in connection with the Company's protection of its intellectual property rights due to the settlement of the Patent Interference Proceedings as a result of the execution of the Patent Settlement Agreement, and to a lesser extent, the fixed royalties earned for the first and second quarters of fiscal 1996 as a result of the modification to the license agreement between the Company and Arrow, as described in note 2 to the financial statements, which was partially offset by the $22,880 payment made by the Company to one party to the Patent Settlement Agreement as described above.

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



                                              DALTEX MEDICAL SCIENCES, INC.



Date:  June 12, 1996                          By: /s/ Bruce Hausman, Esq.
                                                  ------------------------
                                                  BRUCE HAUSMAN, ESQ.
                                                  President and Chief
                                                  Executive Officer