Form 10-Q
period 1996-04-30
DALTEX MEDICAL SCIENCES INC
filed 1996-06-14
CIK 742686

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                        For quarter ended April 30, 1996
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date.

        Class                                     Outstanding at June 3, 1996

 Common Stock par value $.01                             8,632,699
        per share

                          DALTEX MEDICAL SCIENCES, INC.


                                      INDEX

                                                                          Page

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

     (a)  Condensed balance sheets as of April 30, 1996
          (Unaudited) and July 31, 1995                                   3-4

     (b)  Condensed statements of operations and deficit
          accumulated during the development stage for the
          three months ended April 30, 1996 (Unaudited) and
          April 30, 1995 (Unaudited), nine months ended
          April 30, 1996 (Unaudited) and April 30, 1995
          (Unaudited), and for the period July 28, 1983
          (Date of incorporation) to April 30, 1996
          (Unaudited)                                                       5

     (c)  Condensed statements of cash flows for the nine
          months ended April 30, 1996 (Unaudited) and April
          30, 1995 (Unaudited), and for the period July 28,
          1983 (Date of Incorporation) to April 30, 1996
          (Unaudited)                                                       6

     (d)  Notes to condensed financial statements
          (Unaudited)                                                     7-8

Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            9-15

PART II - OTHER INFORMATION

Item 5 -  Other Information                                             15-16

Item 6 - Exhibits and Reports on Form 8-K                                  16

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                          Daltex Medical Sciences, Inc.
                        (A Development Stage Enterprise)
                            Condensed Balance Sheets


                                             April 30,
                                                1996      July 31,
                                            (Unaudited)   1995 (A)

      Assets

Current assets:
            Cash and cash equivalents         $ 76,403   $ 10,862
            Other receivables                       --     43,448
                                              --------   --------
                                                76,403     54,310

Net plant and equipment, at cost                    --      2,568
Patents, net of accumulated amortization of
  $151,161 at April 30, 1996
  and $115,677 at July 31, 1995                  4,697     18,569
Other assets, net                                3,375      3,375
Deferred royalty costs (note 2)                260,000         --
                                              --------   --------
                                              $344,475   $ 78,822
                                              ========   ========

See accompanying notes to condensed financial statements.

(A) Amounts at July 31, 1995 are from audited financial statements.

                          Daltex Medical Sciences, Inc.
                        (A Development Stage Enterprise)
                            Condensed Balance Sheets

                                                       April 30,
                                                          1996          July 31,
                                                      (Unaudited)       1995 (A)

Liabilities and Stockholders' Deficiency

Current liabilities:
            Accounts payable (note 3)                 $   810,511    $   954,727
            Accrued expenses                               19,515         54,173
                                                      -----------    -----------
            Total current liabilities                     830,026      1,008,900
                                                      -----------    -----------

Advance royalty payments (note 2)                         520,000             --
                                                      -----------    -----------

Stockholders' deficiency:
            Common stock, par value $.01 per share
            Authorized 20,000,000 shares; issued
            8,632,699 shares at April 30, 1996 and
            8,632,699 at July 31, 1995                     86,327         86,327
            Paid in capital                             6,816,369      6,816,369
            Deficit accumulated during the
              development stage                        (7,908,247)    (7,832,774)
                                                      -----------    -----------

            Total stockholders' deficiency             (1,005,551)      (930,078)
                                                      -----------    -----------

                                                      $   344,475    $    78,822
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

                                                                    Daltex Medical Sciences, Inc.
                                                                  (A Development Stage Enterprise)
                                                                 Statements of Operations & Deficit
                                                              Accumulated During the Development Stage

                                                                                                         For The Period
                                                                                                         July 28, 1983
                                          Three Months     Three Months   Nine Months    Nine Months     (Date of
                                              Ended            Ended         Ended          Ended        Incorporation)
                                            April 30,        April 30,      April 30,      April 30,       To Apr. 30,
                                              1996             1995          1996            1995             1996
                                          (Unaudited)       (Unaudited)   (Unaudited)     (Unaudited)     (Unaudited)

Revenues:
    Sales - Patents & related
       technology                               $--             $--             $--             $--        $300,000
    Sales - Gloves                               --              --              --              --         208,440
    Interest and other income
       (note 4)                                 199              --          75,199            --         1,712,273
    License fees & royalties                104,706          88,983         214,310         170,654       2,296,438
                                          ---------       ---------       ---------       ---------       ---------

         Total revenues                     104,905          88,983         289,509         170,654       4,517,151
                                          ---------       ---------       ---------       ---------       ---------

Expenses incurred in the development
  stage:
    Cost of sales                              --              --              --              --           313,243
    Research & development                     --              --             6,400            --         3,335,251
    General & administrative                132,007         197,869         358,582         429,299       8,776,904
                                          ---------       ---------       ---------       ---------       ---------

         Total expenses incurred in
           the development stage            132,007         197,869         364,982         429,299      12,425,398
                                          ---------       ---------       ---------       ---------       ---------

Net income (loss)                           (27,102)       (108,886)        (75,473)       (258,645)     (7,908,247)
                                          ---------       ---------       ---------       ---------       ---------

Deficit accumulated during the
  development stage:

    Beginning of period                  (7,881,145)     (7,470,050)     (7,832,774)     (7,320,291)           --
                                          ---------       ---------       ---------       ---------       ---------

    End of period                      $ (7,908,247)   $ (7,578,936)   $ (7,908,247)   $ (7,587,936)   $ (7,908,247)
                                       ============    ============    ============    ============    ============

    Net loss per common share                  --             (0.01)          (0.01)          (0.03)          (1.03)
                                       ============    ============    ============    ============    ============

    Weighted average number of
      shares outstanding                  8,633,000       8,633,000       8,633,000       8,633,000       7,647,000
                                       ============    ============    ============    ============    ============

See accompanying notes to condensed financial statements.

                          Daltex Medical Sciences, Inc.
                        (A Development Stage Enterprise)
                       Condensed Statements of Cash Flows

                                                                                           For the Period
                                                                                           July 28, 1983
                                                                                            (Date of
                                                                                           Incorporation)
                                                               April 30,       April 30,    to April 30,
                                                                 1996            1995          1996
                                                             (Unaudited)     (Unaudited)    (Unaudited)
    Cash flows from operations:
         Net loss:                                          $   (75,473)   $  (258,645)   $(7,908,247)
         Non-cash expenses included in net loss:
             Depreciation and amortization                       16,440         17,145        305,537
    Non-cash compensation charges                                  --           60,601        889,130
    Abandoned equipment                                            --             --           53,386
    Write-off of patents                                           --             --          105,221
    Write-off of inventory/advance payments                        --             --          115,048
    Provision for write-off/due from officer                       --          (60,601)          --
    Other                                                          --             --            6,821
Changes in current assets & liabilities:
    (Increase) in inventory & advance payments                     --             --         (115,048)
    Decrease in grant & other receivables                        43,448           --             --
    (Increase) in deferred royalty costs                       (260,000)          --         (260,000)
    Increase (decrease) in accounts payable                    (144,216)       211,925        810,511
    Increase (decrease) in accrued expenses                     (34,658)         6,106         19,515
    Increase in advance development & royalty payments          520,000         35,000        520,000
                                                            -----------    -----------    -----------
    Net cash flows of operations                                 65,541         11,531     (5,458,126)
                                                            -----------    -----------    -----------

Cash flows from investing activities:
    Purchase of U.S. government obligations                        --             --       (8,813,987)
    Redeemed U.S. government obligations and
    other short-term investments                                   --             --        8,810,988
    Purchase of equipment & furniture                              --             --         (159,370)
    Purchase of patent & trademark                                 --             --         (171,750)
    (Increase) decrease in due from officer & stockholder          --             --         (110,601)
    (Purchase) sale of other assets                                --             --          (30,095)
                                                            -----------    -----------    -----------
         Net cash flows of investing activities                    --             --         (474,815)
                                                            -----------    -----------    -----------

Cash flow from financing activities:
    Proceeds from sale of common stock & warrants - net            --             --        6,009,344

Net increase (decrease) in cash                                  65,541         11,531         76,403
Cash, including certificates of deposit:
    Beginning of period                                          10,862         27,090           --
                                                            -----------    -----------    -----------
    End of period                                           $    76,403    $    38,621    $    76,403
                                                            ===========    ===========    ===========

See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS-April 30, 1996 (Unaudited)

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

(2)  Advance Royalty Payments

          In October 1995, the Company and Arrow International, Inc. ("Arrow") agreed to modify the terms of the existing license agreement between the Company and Arrow concerning those license fees payable to the Company by Arrow for antimicrobially treated multi-lumen central venous catheters (exclusive of the silicone Hickman/Broviac type, implantable port or peripherally inserted central venous catheters). During the quarter ended October 31, 1995 and pursuant to the modification to the license agreement, Arrow paid to the Company a one-time royalty of $600,000 (in lieu of the periodic royalty to be paid to the Company for such catheters) for the period August 31, 1995 through September 1, 2000, of which 50% was paid to Columbia University (the "University") in November 1995 pursuant to the terms of a 1987 license agreement between the Company and the University. Revenue, as well as the expense for the amounts paid to the University, will be recognized each quarter through September 1, 2000 in equal amounts, and accordingly, $30,000 of revenue and $15,000 of related expense were recognized during the quarter ended April 30, 1996. After September 1, 2000, the periodic royalty payments provided for in the existing license agreement with respect to the antimicrobially treated multi-lumen central venous catheters will resume and will be adjusted to reflect increases in the Consumer Price Index through September 1, 2000. All other terms and conditions of the existing license agreement (including Arrow's obligation to make quarterly development phase payments for those products Arrow is developing or has developed incorporating the Company's antimicrobial technology), except those terms modified by the Patent Settlement Agreement of January 1, 1995, remain in full force and effect. In addition, the modification to the license agreement does not modify or alter the terms of the Patent Settlement Agreement. For a discussion of the Patent Settlement Agreement and the resolution of the Patent Interference Proceedings, see "Item 3. Legal Proceedings" of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1995.

          During the quarter ended April 30, 1996, the Company received from Arrow a nominal royalty payment based on limited sales of percutaneous sheath introducer systems ("PSI"), which Arrow has recently introduced to the marketplace.

(3)  License Agreement and Research Agreement

          The Company currently has various license agreements and research agreements with the University related to certain antimicrobial technologies (see "Management's Discussion and Analysis of Financial Condition and Results of Operations"). In this capacity, in November 1995 the Company paid the University a total amount of $385,841: $300,000 (representing the University's 50% share of the one-time royalty the Company received from Arrow described in note 2 above), $34,289 (representing the remaining balance due the University pursuant to a research agreement based on an invoice received from the University), $48,071 (representing the University's 50% share of sublicense and royalty fees received by the Company between April 30 and October 12, 1995 from Arrow), and $3,481 (representing royalties owed the University, pursuant to a 1987 license agreement and an agreement in principle, based on net sales of the Company's antimicrobial examination gloves sold in 1991, 1992 and 1993 which the Company had been reserving in accrued expenses). In January 1996 the Company paid the University $6,400 for the antimicrobial coating and evaluation of samples of tracheal suction catheters for a leading medical device manufacturer who has expressed interest in a possible licensing arrangement with the Company. The device manufacturer is currently evaluating such coated product samples.

          During the quarter ended April 30, 1996, the Company made payments to the University totalling $28,866 representing the University's 50% share of development fees and royalty payments received by the Company during the current quarter pursuant to two licenses with sublicensees of applications of the Company's antimicrobial medical technology.

          As of April 30, 1996, the Company still owes the University $165,706 for the University's past due share of sublicensing and royalty payments received by the Company through 1994. Further, the Company has been billed $629,941 as of April 30, 1996 by the University's patent counsel for patent work undertaken in connection with the Company's license agreements with the University and costs incurred in connection with the Patent Interference Proceedings and subsequent Patent Settlement Agreement, although the Company is currently disputing a substantial portion of these legal fees. All of these amounts are included in accounts payable at April 30, 1996 on the accompanying condensed balance sheets. The Company is continuing its attempts to resolve these matters with the University but there can be no assurance that the Company will be successful in reaching a resolution.

(4)  Other Income

          In November 1995, the Company received $75,000 from Arrow to help fund the payment of legal costs incurred by the Company in connection with the Patent Interference Proceedings and the Patent Settlement Agreement.

Item 2

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

     The Company is in the development stage and has been principally engaged in research and development activities with the objective of developing and commercializing certain cost-reducing medical device and pharmaceutical technologies. Since March 1, 1994, the Company has engaged in extremely limited research and development efforts. The Company incurred a research and development expense during the second quarter of fiscal 1996, in the amount of $6,400, for the antimicrobial coating and evaluation of samples of tracheal suction catheters performed at the University in connection with possible licensing arrangements. The Company will continue to restrict its research and development efforts unless and until the Company can develop positive cash flow from its more fully developed technologies or raise additional financing. There can be no assurance that the Company will be able to develop or commercialize any of its product technologies in the future. Future revenues of the Company may be limited. Such commercialization activities may not result in sales of products on a profitable basis, and the Company may not have sufficient funds available to complete its research and development program, pursue applications for necessary regulatory clearances and approvals, prosecute its intellectual property rights, or remain in business while any products which may be developed from its technologies are marketed or are readied for the marketplace.

     In an effort to commercialize its more fully developed technologies, the Company focused from 1990 to March 1994 its research, development and commercialization efforts principally on its infection-reducing, antimicrobial technologies, including the manufacture and marketing through distributors of the Company's antimicrobial gloves and the licensing of other applications of the antimicrobial technology to larger companies. In the first three quarters of fiscal 1996, as well as in fiscal 1995 and 1994, the Company had no sales of any of its technologies or its antimicrobial medical gloves. The Company maintains its belief that such lack of glove sales continues to be due to the difficulty it faces as a small company with extremely limited resources in introducing and marketing a new product internationally without the benefit of a domestic sales base or regulatory clearance by the U.S. Food and Drug Administration ("FDA"). See "Regulatory Developments." During the first three quarters of fiscal 1996, and for fiscal 1995 and 1994, the Company received revenues from royalty payments and development fees pursuant to two licenses with sublicensees of applications of the Company's antimicrobial medical technology in addition to the one-time royalty payment discussed below.

     In the first quarter of fiscal 1996 the Company received a one-time prepayment of periodic royalty payments pursuant to an October 1995 modification to its license agreement with Arrow. Such advance essentially represented royalty payments due to the Company from Arrow based on sales of antimicrobially treated multi-lumen central venous catheters for the period September 1, 1995 through September 1, 2000. It is expected that future cash flows will be substantially less than reported revenues for such period due to this payment, as reflected in this quarter's financial statements and as discussed in note 2 to the financial statements. In the third quarter of fiscal 1996 the Company received a nominal royalty payment from Arrow based on limited sales of PSI, which Arrow has recently begun marketing. The Company may continue to receive future royalty payments from

Arrow based on sales of PSI systems and will continue to receive development phase payments from Arrow and another of the Company's sublicensees for other products incorporating the Company's antimicrobial technology. As a result of the introduction of the PSI to the marketplace, quarterly development phase payments from Arrow have been reduced from $7,500 to $5,000, which will be partially offset by royalty payments related to such product. The Company is unable to assess at this time whether and to what extent such royalty payments will increase in the future.

Results of Operations for the Three Months Ended April 30, 1996

     Revenues for the quarter ended April 30,1996 totalled $104,905, an increase of 17.9% over the $88,983 in revenues during the corresponding period in fiscal 1995. Revenues from licensing fees in the third quarter of fiscal 1996 were $50,000, a slight decrease from the $52,500 in licensing fees recorded in the corresponding period in fiscal 1995 due to the elimination of one development phase payment. Revenues from royalties were $54,706, an increase of 50% over the $36,483 in royalty payments received during the third quarter of fiscal 1995 as a result of a $24,471 payment made by Arrow to the Company pursuant to the Patent Settlement Agreement which provides for certain royalties to be paid by Arrow to the Company and for such royalties to be paid by the Company to another party to such Patent Settlement Agreement and a slight increase in royalty payments from Arrow related to the introduction of the PSI to the marketplace. Also included in revenues from royalties is $30,000 representing royalties earned for the quarter ended April 30, 1996, which is derived from the $600,000 advance royalty payment received by the Company from Arrow. The unearned portion of $520,000 is reflected as deferred revenue in the liability section and the remaining $260,000 of the $300,000 paid to the University is reflected as deferred royalty costs in the assets section of the balance sheets. (See notes 2 and 3 to the financial statements.) Although the Company had no sales of its antimicrobial gloves in the current quarter, there were no glove sales in the corresponding period of fiscal 1995 either.

     Expenses incurred during the three months ended April 30, 1996 totalled $132,007, a decrease of 33.3% from the $197,869 of expenses incurred in the three months ended April 30,1995 primarily due to the reduction of legal expenses related to the resolution of the Patent Interference Proceedings, which reduction was slightly offset by the $24,47l paid by the Company to one party to the Patent Settlement Agreement, as discussed above.

     The Company sustained a net loss of $27,102 for the quarter ended April 30, 1996, a decrease of 75% from the net loss of $108,886 in the corresponding period in fiscal 1995 due primarily to the reduction of legal expenses as described above.

Results of Operations for the Nine Months Ended April 30,1996

     Revenues for the nine months ended April 30, 1996 totalled $289,509, an increase of 70% over revenues of $170,654 in the corresponding period last year. This increase in revenues was the result of the receipt of $75,000 from Arrow as described in note 4 to the financial statements, offset slightly by the elimination of one development phase payment. In addition, revenues included $47,351 as a result of the Patent Settlement Agreement which provides for certain royalties to be paid by Arrow to the Company and, in turn, paid by the Company to another party to such agreement, as discussed above.

     Expenses incurred during the nine months ended April 30, 1996 totalled $364,982, a decrease of 15% from the $429,299 of expenses incurred in the nine months ended April 30, 1995. This decrease was due primarily to the reduction in legal costs incurred by the Company in connection with the Company's protection of its intellectual property rights due to the settlement of the Patent Interference Proceedings as a result of the execution of the Patent Settlement Agreement, and to a lesser extent, the fixed royalties earned for the first nine months of fiscal 1996 as a result of the modification to the license agreement between the Company and Arrow. (See note 2 to the financial statements.) This decrease was partially offset by payments totalling $47,351 made by the Company to another party to the Patent Settlement Agreement, as discussed above.

     The Company sustained a net loss of $75,473 for the nine months ended April 30, 1996, a decrease of 71% from the net loss of $258,645 in the corresponding period in 1995. The decrease in net loss for the nine month period is due primarily to the Company's receipt in the first quarter of 1996 of a one-time advance royalty payment of $600,000 from Arrow and the Company's receipt of $75,000 from Arrow, as discussed in notes 2 and 4 to the financial statements, respectively.

Liquidity and Capital Resources

     At April 30, 1996, the Company had a working capital deficit of approximately $753,000, which represented a decrease of approximately $202,000 in such deficit from July 31, 1995. During the nine months ended April 30, 1996, the Company had an increase of $65,541 in cash flows from operations principally due to the receipt in October 1995 of the one-time advance royalty payment of $600,000 from Arrow which enabled the Company to reduce its outstanding accounts payable, and the one-time receipt from Arrow in November 1995 of $75,000 to help fund the payment of legal costs incurred by the Company in connection with the Patent Interference Proceedings and the Patent Settlement Agreement. It is expected that future cash flows will be substantially less than reported revenues due to the one-time advance royalty payment from Arrow. As a result of the aforementioned payments to the University, payments to legal counsel associated with corporate and intellectual property matters, and costs associated with general operations, at April 30, 1996, the Company had cash and cash equivalents of $76,403.

     The Company currently owes the University $165,706 (see notes 2 and 3 to the financial statements), and as of April 30, 1996, the Company has been billed $629,941 by the University's patent counsel for patent work undertaken in connection with the Company's license agreements with the University and costs incurred in connection with the Patent Interference Proceedings and Patent Settlement Agreement, although the Company is currently disputing a substantial portion of these legal fees. As described in note 3 to the financial statements, the Company is attempting to continue to have discussions with the University to attempt to resolve several issues including the license for the antimicrobial glove technology and the aforementioned legal fees. There can be no assurance that the Company will be able to resolve these matters. For a discussion of the dispute with the University, see "Item 1 - Business Product Technologies Licenses with the University" in the Company's Annual Report on Form 10-K for the year ended July 31, 1995. The Company had been reserving royalties due the University consistent with the terms of the written license agreement for the antimicrobial glove technology which had been negotiated between the parties based upon an agreement in principle. In November 1995, the Company paid the University $3,481 representing such reserved royalties under this license based on net sales of the Company's antimicrobial examination gloves sold prior to February 1993. If the Company is unable to settle the dispute with the University over the license agreement, the Company may not be entitled to sell its antimicrobial medical gloves or sublicense the antimicrobial glove technology in the future.

     The Company is exploring a number of ways to pay the outstanding amounts due the University, including loans, raising of additional capital through various equity offerings, private placements, possible mergers with revenue-producing entities, and further acceleration of royalty and development fee payments from sublicensees as well as from sales of antimicrobial gloves.

     The Company is still in the development stage, and its business operations have only generated a nominal amount of revenues to date. The report of the Company's independent auditors on the Company's financial statements for the fiscal years ended July 31, 1995 and 1994 included an explanatory paragraph which stated that the Company's recurring losses and working capital and total stockholders' deficits raised substantial doubt about the Company's ability to continue as a going concern and precluded the expression of an opinion on the Company's financial statements as of and for the years ended July 31, 1995 and 1994. The financial statements did not include any adjustments that might result from the outcome of that uncertainty. Because of the continued working capital deficit, management's plan is to continue attempts to resolve the dispute with the University over the license for the antimicrobial glove technology and legal fees billed to the Company by the University's patent counsel, in order to attempt to raise additional capital, while attempting to develop, market, license and sell its products, including its antimicrobial latex surgical and examination gloves, and to establish positive cash flow for the Company. The Company is exploring a number of ways of raising additional capital, including loans, various equity offerings, private placements, mergers with revenue-producing entities, as well as from sales of antimicrobial gloves. Furthermore, the Company will continue its attempts to curtail expenditures.

     In an attempt to raise additional capital in order to continue to pursue potential acquisition and/or merger possibilities, including a sale of the Company, in April 1996, the Company extended the expiration dates of its Class A and Class B Warrants. The expiration date of the Company's Class A Warrants was extended from April 30, 1996 to 5:00 p.m. (New York City time) on April 30, 1997; the exercise price of the Class A Warrants remains $0.25. The expiration date of the Company's Class B Warrants was extended from April 30, 1997 to 5:00 p.m. (New York City time) on October 31, 1997; the exercise price of the Company's Class B Warrants remains $1.00. Under Federal securities laws, the Company is unable to accept the exercise of any Class A or Class B Warrants until such time, if any, as the Company's independent auditors may express an opinion on the Company's financial statements without a disclaimer, as discussed above. At such time, if any, as the Company may accept such exercise, the Company intends to use any proceeds received from the exercise of its Class A and Class B Warrants for working capital, general corporate purposes and, if possible, the reinitiation of its research and development efforts.

     The Company does not have any commitments to raise additional capital, and there can be no assurance that it will be able to obtain any such commitments or raise additional capital in the future, particularly in light of the disclaimer opinion discussed above. If (i) there are no antimicrobial glove sales, (ii) there is no significant increase in license fees or royalties from sales of sublicensed products, (iii) the Company is unsuccessful in raising additional capital during the remainder of fiscal year 1996, or (iv) the University revokes licenses granted to the Company, the Company may not be able to continue as a going concern, even with further cost-cutting measures. To meet its long-term liquidity requirements, the Company must also generate sufficient income through operations or obtain additional financing as to which there can be no assurance. If the Company raises sufficient additional capital, the Company plans to continue to (i) seek increased revenue-producing opportunities through the search for additional license and patent purchase agreements involving corporate technology, (ii) attempt to obtain U.S. regulatory clearance to market certain products, such as its antimicrobial latex gloves, directly or through distributors to end users, (iii) investigate merger, joint venture or acquisition possibilities with a suitable entity whose business may be complementary to that of the Company, and (iv) explore the possibility of a sale of the Company or a sale of some or all of its assets.

     By letter dated October 17, 1995, Beiersdorf AG of Hamburg, Germany ("Beiersdorf") informed the Company that it was abandoning the projects for developing products under the two German patents Beiersdorf had acquired from the Company pursuant to the previously disclosed 1992 Patent Purchase Agreement. Consequently, the Company is not entitled to any further payment under the 1992 agreement. Further, under the terms of the 1992 agreement, the Company had the right to repurchase the subject patents together with certain subject matter as defined in the agreement. The repurchase price consisted of the $300,000 non-refundable cash payment the Company had received from Beiersdorf plus legal and clinical development costs of approximately $100,000 representing Beiersdorf's out-of-pocket expenses. The Company received another letter from Beiersdorf on May 8, 1996 inquiring whether the Company wished to accept the offer of repurchase. By letter dated May 14, 1996, the Company informed Beiersdorf of the Company's decision to decline the offer to repurchase such patents, since the Company has been unable to find a pharmaceutical company interested in further pursuing the technology, and the Company does not presently have the financial resources required for such repurchase.

     The Company's patent counsel was notified by letter dated May 16, 1996 from the Canadian Patent Office, that the patent for "Methods and Agents for the Prophylaxis of Atopy" would be allowed. Additionally, the Company's patent counsel received notification dated May 29, 1996 from the U.S. Patent and Trademark Office allowing the U.S. case for such patent with certain claims. Subsequently, the Company and its U.S. patent counsel have contacted Beiersdorf concerning these matters. By letter dated May 23, 1996, the Company informed Beiersdorf of the estimated costs associated with the filing of the patent and agreed to cover such costs, if Beiersdorf decided not to. Beiersdorf responded by letter to the Company's patent counsel instructing such counsel to advise the U.S. Patent Examiner to issue the U.S. patent, with Beiersdorf's indication that the Company cover any related costs.

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

     In its submissions, the Company has proposed revised labeling claims to be consistent with what the Company believes is "substantially equivalent" labeling based on FDA precedent. Moreover, the Company has submitted test results that the Company considers to demonstrate an appropriate method for, and significant effectiveness at, inactivating certain viruses and other fluid borne pathogens by the antimicrobial latex examination glove, under conditions of expected use of the product. The Company's test results are also believed to demonstrate user safety under the expected conditions of use of the antimicrobial latex examination gloves.

     From 1993 to date, the Company had several meetings with various representatives at the FDA's offices and continues its written correspondence and discussions with the FDA and the ODE regarding the issues raised by the ODE concerning the Company's antimicrobial gloves.

     In response to its most recent submission made on September 13, 1995, on September 26, 1995, Mr. Timothy Ulatowski of the ODE informed the Company that the Company was invited to make a presentation concerning the Company's examination gloves before the FDA's independent General Hospital Panel.

     On March 11, 1996, Dr. Shanta M. Modak of the Department of Surgery, Columbia University, where the antimicrobial glove technology was developed, and Dr. Louis R.M. Del Guercio, the Company's Chairman, who attended the meeting on the Company's behalf, each made a presentation before the Advisory Committee, General Hospital and Personal Use Devices Panel, Center for Devices and Radiological Health. Mr. Lester Sampath, also of the Department of Surgery, Columbia University, was there as an observer. The Panel acts in an advisory capacity and makes recommendations to the FDA regarding whether or not certain device submissions should receive FDA clearance to be marketed. While the Panel did not make any recommendation to the FDA at the March 11, 1996 meeting, the Panel voted to accept a previously distributed opinion of an independent consultant indicating that the Company's examination gloves do not have a positive impact on disease control. The Company expects to receive written notice of the FDA's decision regarding the Company's examination gloves, but has not yet received such notice.

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

(b)  Research Gift

          By letter dated February 8, 1996, the Company has agreed that it will support the research efforts directed by Dr. Shanta Modak, Department of Surgery of Columbia University. Accordingly, the Company has made a commitment to make a research gift in the amount of $20,000 to Dr. Modak's laboratory, subject to certain conditions described below, in recognition of the consultation service and assistance by Dr. Modak and her colleagues in support of the Company's efforts in continuing to obtain clearance from the FDA to market the Company's antimicrobial gloves. This research gift will be paid upon the first to occur of the following: (i) the Company's receipt of clearance from the FDA to market its antimicrobial gloves; or
     (ii) the Company successfully enters into a business venture with a revenue producing company related to production and sales of such antimicrobial gloves. Such gift has no bearing or effect on prior royalty or other payment arrangements between the Company and the University.

(c)  Grant of Stock Options

          At a special meeting of the Board of Directors of the Company held on March 6, 1996, the Board of Directors granted a non-qualified option to Bruce Hausman to purchase 250,000 shares of Common Stock of the Company at an exercise price of $0.09 per share, based on the current market price, in lieu of cash compensation for Mr. Hausman's services as President and Chief Executive Officer of the Company since May 1995.

(d)  Grant of Stock

          On March 6, 1996, the Board of Directors of the Company granted Lieberman & Nowak, LLP 50,000 shares of Common Stock in recognition of the valued services provided by Lieberman & Nowak to the Company for several years. The Company has recorded an expense of $2,250 in the third quarter of fiscal 1996 representing the estimated fair market value of such shares on the date of grant.

Item 6 - Exhibits and Reports on Form 8-K

(a)  Exhibits

          None.

(b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended April 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         DALTEX MEDICAL SCIENCES, INC.

Date:  June 13,1996                      By:  /s/Bruce Hausman, Esq.
                                              BRUCE HAUSMAN, ESQ.
                                              President and Chief Executive
                                              Officer

Date:  June 13, 1996                     By:  /s/ Herbert J. Mitschele, Jr.
                                              HERBERT J. MITSCHELE, JR.
                                              Treasurer, Secretary,
                                              and Chief Financial Officer