Form 10-K
period 1996-07-31
DALTEX MEDICAL SCIENCES INC
filed 1996-11-14
CIK 742686

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the fiscal year ended July 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from ___________to _________

     Commission File Number:  0-14026

                          Daltex Medical Sciences, Inc.
             (Exact name of Registrant as specified in its charter)

         Delaware                                        13-3174562
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

50 Kulick Road, Fairfield, New Jersey                          07004
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code             (201) 227-5066

Securities registered pursuant to Section 12(b) of the Act:
Title of each Class                    Name of each exchange on which registered
    None                                               Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

        Common Stock, $.01 par value; Class A Warrants, Class B Warrants
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes _X_    No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of October 18, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $269,140.

As of October 21, 1996, the Registrant had 8,632,699 shares of Common Stock outstanding.

Documents Incorporated by Reference:  See Part IV. Item 14

                                     PART I

ITEM 1. BUSINESS

GENERAL

                  Daltex Medical Sciences, Inc. (the "Company"), incorporated on July 28, 1983 in the State of Delaware, is a developmental stage pharmaceutical and medical device company. The business objectives of the Company are to identify, develop and market certain medical device and pharmaceutical product technologies designed to reduce the cost of specific diagnostic tests or therapeutic treatments and to increase the accuracy, efficacy and/or safety of these tests and treatments in hospital and home health care environments.

                  The Company owns or has rights to a variety of medical device and pharmaceutical technologies, including, (i) antimicrobial materials, compounds and processes to treat venous catheters, vascular grafts, surgical and other implants, wound dressings and disposable gloves to prevent or reduce infection and to inhibit the transmission of infectious diseases, (ii) nutritional supplements for prevention of atopic diseases, (iii) skin care pharmaceutical technologies, both ethical and over-the-counter, and (iv) a mapping and potential screening system, based on ultrasound technology, for the location and early diagnosis of breast cancer. See "Product Technologies." The development and licensing of many of these products will require extensive laboratory tests and clinical evaluation and must be cleared by various governmental regulatory agencies before they will be available for marketing. This process may take several years and significant financial resources to complete, and there can be no assurance that such regulatory clearances or approvals will be obtained or that the Company will have sufficient financial resources to complete the developmental or approval processes. See "Governmental Regulation." Due to the Company's financial condition, it has dramatically reduced marketing and sales activities and is considering a possible liquidation of the Company. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

                  Of the foregoing technologies, during the fiscal year ended July 31, 1996, the Company has concentrated its efforts on (i) extremely limited research and development activities in the field of antimicrobial technology, while continuing to seek suitable partners to further commercialize its antimicrobial technologies, (ii) protecting and enhancing its intellectual property rights in antimicrobial technology and in an invention concerning the prevention of atopic diseases, (iii) attempts to market and sell its antimicrobial disposable examination and surgeons' gloves outside the United States, and (iv) attempts to obtain clearance in the United States from the United States Food and Drug Administration ("FDA") for the sale of such gloves. In addition, the Company is still endeavoring to find a suitable commercial partner for its antimicrobial dentifrice for veterinary applications.

                  While in certain limited cases the Company may directly market its products to end users, the Company has, in the past, entered into licensing agreements or distribution arrangements for the marketing and distribution of its products and manufacturing agreements with third parties. The Company currently has definitive license agreements and cooperative development agreements for the research, development and commercialization and/or the production of prototypes with respect to the following technologies: (i) the application of the antimicrobial materials to make polyurethane-based cardiovascular catheters, related devices and wound drains and (ii) the application of the antimicrobial materials to seven medical implant product areas. In addition, the Company plans to pursue cooperative development agreements with respect to the application of antimicrobial materials to (i) intravenous tape and external dressings; (ii) tracheal suction catheters; (iii) urinary incontinence devices; and (iv) acne and wart treatment devices.

                  The Company plans to continue to investigate and pursue joint venture and licensing opportunities with established pharmaceutical or medical companies, research organizations and revenue-producing companies to assist the Company in marketing and distributing its existing technologies. However, no assurance can be given that the Company will be able to consummate any future transactions on terms attractive to the Company or that the Company will have the financial resources to remain in business while such licensing and joint venture activities are being pursued, and the Company may consider a liquidation.

                  The Company's research and development activities are on hold or are extremely limited due to the Company's limited resources and as reflected in the Report of the Independent Auditors, there is substantial doubt concerning the Company's ability to continue as a going concern. The Company is continuing to actively explore a number of ways of raising additional capital, including loans, various equity offerings, private placements, mergers with revenue-producing entities, and a sale of the Company's Common Stock or assets. In this respect, the Company has lowered the exercise price and extended the exercise period for its Class A and Class B Warrants and has received advanced licensing fees from one licensee. However, to date the Company has received no commitments for a sale or merger of the Company and there can be no assurance that the Company's attempts to sell or merge the Company or to raise additional capital will be successful or that the Company will be able to continue as a going-concern. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 to Notes to Financial Statements.

TECHNOLOGY LICENSING ARRANGEMENTS

                  (i)      Antimicrobial Products

                  (1) Catheters and Cardiovascular Products. Pursuant to a definitive license agreement entered into in March 1991 (the "Arrow License") with Arrow International, Inc. ("Arrow"), a leading manufacturer and marketer of catheters and cardiovascular products, the Company has sublicensed to Arrow certain applications of its antimicrobial technology that has been licensed by the Company from Columbia University (the "University"). See "Product
Technologies - Licenses With the University." Pursuant to the Arrow License, Arrow is obligated to pay periodic royalties, including minimum annual royalties, to the Company based upon units sold in several product applications which incorporate the Company's antimicrobial technology and quarterly development phase payments for product applications not yet offered for sale. The term of the Arrow License is the longer of the life of any issued patent which has claims covering one or more of the product applications or ten years. In January 1991, Arrow introduced to the market, pursuant to a 510(k) notification filed with the FDA, its first antimicrobial product, a multi-lumen central venous catheter with antiseptic surface, incorporating the Company's antimicrobial technology. Clinical tests sponsored by Arrow demonstrate that the treated catheter surface provides significant inhibition of organisms associated with hospital-based infections without side effects, such as toxicity or thrombogenicity. In December 1994, Arrow reported to the Company that it had received FDA clearance to market a second antimicrobial product, the percutaneous sheath introducer system ("PSI"), incorporating the antimicrobial technology which the Company had licensed to Arrow. In January 1996, Arrow introduced the PSI to the marketplace. Since that time, the Company has received nominal quarterly royalty payments based on limited sales of the newly marketed PSI, instead of quarterly development fees related to this product. However, there can be no assurance that Arrow's sales of PSI units will increase or that the Company will receive significant royalties from the sale of this product in the future.

                  In October 1995, the Company and Arrow agreed to modify the terms of the existing Arrow License (the "Modified Arrow License") concerning only those license fees payable to the Company by Arrow for antimicrobially treated multi-lumen central venous catheters. Pursuant to the Modified Arrow License, Arrow paid the Company a one-time royalty of $600,000 for the period August 31, 1995 through September 1, 2000, of which 50% was paid in November 1995 to the University pursuant to the 1987 License Agreement (as hereinafter defined), for a multi-lumen central venous catheter with antiseptic surface (exclusive of silicone Hickman/Broviac type, implantable port or peripherally inserted central venous catheters) in lieu of the periodic royalty currently paid pursuant to the Arrow License. After September 1, 2000, the periodic royalty payments provided for in the Arrow License for the multi-lumen central venous catheters will resume and will be adjusted to reflect increases in the Consumer Price Index through September 1, 2000. All other terms and conditions of the Arrow License (including Arrow's obligation to make quarterly royalty payments based on sales of PSI units sold, and quarterly development phase payments to the Company for those products Arrow has developed incorporating the Company's antimicrobial technology, once they have received regulatory clearance and have reached the marketplace), except those terms modified by the Patent Settlement Agreement of January 1, 1995, remain in full force and effect. In addition, the Modified Arrow License does not modify or alter the terms of the Patent Settlement Agreement. For a discussion of the Patent Settlement Agreement, see " Item 3. Legal Proceedings" of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1995.

                  In fiscal 1996, the Company received periodic royalties and development fees under the Arrow License in excess of eighty five percent (85%) of the Company's total revenues. In addition, in November 1995, the Company received $75,000 from Arrow to help fund the payment of legal costs incurred by the Company in connection with the Patent Interference Proceedings and the Patent Settlement Agreement. The loss of these funds would have a material adverse effect on the Company's financial position and results of operations. See "Item 7. Management's Discussion and Analysis" for a discussion of the impact of the Modified Arrow License on the Company's results of operations.

                  Pursuant to the Patent Settlement Agreement, the Arrow License
has been amended to a coexclusive grant of a sublicense to Arrow and Becton Dickinson and Company ("Becton Dickinson"), on a royalty bearing basis, with respect to two applications of the antimicrobial technology for the manufacture, use and sales of IV catheters and peripherally inserted central venous catheters. As amended pursuant to the terms of the Patent Settlement Agreement, this coexclusive sublicense entitles Becton Dickinson to receive the additional royalties Arrow has agreed to pay to the Company based on sales of antimicrobially treated central venous catheters. Under the Patent Settlement Agreement, Arrow alone retains the exclusive right to manufacture and sell antimicrobially treated central venous catheters incorporating the antimicrobial technology already sublicensed to Arrow by the Company. Becton Dickinson has also agreed to license to the Company, on a royalty bearing basis, one of its patents with the right to sublicense it to others. The Patent Settlement Agreement will allow the Company the opportunity to continue to seek sublicensees of applications of the antimicrobial technology licensed from the University, other than those applications governed by the terms of the Patent Settlement Agreement.

                  (2) Medical Implants. Pursuant to the terms of a definitive license agreement entered into in May 1992, a leading manufacturer of medical implants has been testing the Company's antimicrobial technology with a range of medical implant products in seven product areas not previously licensed to others. Pursuant to this agreement, the manufacturer is obligated to pay royalties, including minimum annual royalties once commercialized, to the Company based upon units sold within three market segments in product applications incorporating the Company's antimicrobial technology. The Company receives non-refundable annual development fees in advance for product applications not yet offered for sale, covering products following the premarket notification procedure or until an investigational device exemption ("IDE") is delivered to the FDA for those products using the premarket approval ("PMA") regulatory procedure. Development fees due for products using the PMA procedure will resume two years after delivery of the PMA to the FDA until final FDA approval has been obtained. The term of the license agreement is for the life of any issued patent licensed to the manufacturer under the agreement with claims covering one or more of the licensed product applications, unless earlier terminated by the manufacturer in its sole discretion or by the Company due to the manufacturer's failure to cure a default in the fulfillment of its obligations under the agreement. In October 1994, the manufacturer informed the Company that it had received FDA clearance to market one application of the antimicrobial technology to an implanted medical device. The minimum annual royalty for this market segment will be equal to the development fee. In October 1995, the manufacturer informed the Company that pursuant to the 510(k) notification procedure, it had received FDA clearance in April 1995 to market two additional implanted medical device products incorporating the Company's antimicrobial technology. With the recently received FDA clearance of these two additional products, the manufacturer has advised the Company that it has decided to shift its market introduction efforts to these two newly approved medical devices, and is currently working on a protocol for a clinical trial involving six surgical centers. The manufacturer has advised the Company that it has entered the marketplace with respect to one of these products and anticipates that it will introduce the remaining two products to the marketplace by the end of calendar 1996. Based upon the regulatory success to date, the manufacturer has also begun work on some basic product performance models involving another product application incorporating the Company's antimicrobial technology on a limited basis, until a product specification is developed and preliminary testing is complete. The manufacturer will continue to pay the annual development fees to the Company on all of the applications licensed to the manufacturer, until the products are sold; thereafter, the Company will receive royalties based on the number of units sold of each product. The manufacturer also has advised the Company that it intends to submit to the FDA additional applications under the 510(k) notification procedure seeking clearance to market additional products in other market segments; although, there can be no assurance that any other FDA clearances or approvals for these other applications will be obtained.

                  The Company is currently discussing with this manufacturer the possibility of further licensing certain of the Company's technology to this manufacturer or a sale of such technology to this manufacturer.

                  In fiscal 1996, the Company received development fees pursuant to this license approximating fifteen percent (15%) of the Company's total revenues. The loss of these funds would have a material adverse effect on the Company's financial position and results of operations.

                  (3) Wound Dressings. In November 1991, the Company entered into a letter of intent agreement with a new manufacturer of wound dressings, including burn, decubiti and other ulcer dressings, under which the Company agreed to execute by March 1992, a definitive licensing agreement granting exclusive worldwide commercial rights to the application of the Company's antimicrobial technology to the manufacturer's product lines ("licensed products") under certain conditions. At the manufacturer's request, the Company agreed in February 1992 to extend the end of the period for drafting and executing the definitive license agreement from March 1 until April 1, 1992, but no agreement was finalized. In 1993, the Company and the manufacturer re-opened discussions to determine if the manufacturer's products are covered by claims of any of the issued patents or proprietary information licensed by the University to the Company; if such products are covered, the Company will attempt to negotiate a licensing arrangement for application of the Company's antimicrobial technology to the manufacturer's product lines. Furthermore, the Company will also discuss and seek appropriate compensation for any unpatented know-how transferred by the Company which the manufacturer uses in its product line. There have been no further discussions with the manufacturer. The Company has placed such a determination on hold in part because of the Company's extremely limited operational resources and efforts to raise capital, and in part due to the relatively small market, if any, that a new, small manufacturer in the field would have.

                  (4) Gloves. During the fiscal year ended July 1996, the Company has been in contact with several medical products distributors for the sale of the Company's antimicrobial latex examination and surgeons' gloves in Egypt and the Middle East, India, Holland, and in Japan, but there is no assurance that such contacts will lead to distribution agreements or that any such distribution agreements will result in actual sales of the Company's antimicrobial gloves.

                  The Company received no money from sales of its antimicrobial latex examination or surgeons' gloves in either fiscal 1996 or 1995.

                  (ii)     Atopic Products

                  In August 1992, the Company signed an agreement with Beiersdorf AG of Hamburg, Germany ("Beiersdorf") for the purchase of the Company's patents, pending patent applications and related know-how relating to the administration of nutritional supplements for the prevention and treatment of atopic diseases, including bronchial asthma and atopic dermatitis. Pursuant to such agreement, the Company received a nonrefundable cash payment of $300,000 as part of the purchase price and would have been entitled to receive varying percentage royalties on net sales of products based on such patents and know-how. The Company was also entitled to receive a second cash payment of $400,000 from Beiersdorf upon the granting of additional patents under pending European applications for the invention concerning only the prevention of atopic diseases and the resolution of any opposition challenge raised to such patents. See "Item 3. Legal Proceedings."

                  By letter dated October 17, 1995, Beiersdorf informed the Company that it was abandoning the projects for developing products under the two German patents Beiersdorf had acquired from the Company pursuant to the 1992 agreement. Consequently the Company is not entitled to any further payment under the 1992 agreement. Further, under the terms of the 1992 agreement, the Company has the right to repurchase the subject patents together with subject matter as defined in the agreement. The repurchase price would consist of the $300,000 non-refundable cash payment received from Beiersdorf plus legal and clinical development costs of approximately $100,000 representing Beiersdorf's out-of-pocket expenses. The Company had six months to exercise its right to purchase.

                  The Company received another letter from Beiersdorf on May 8, 1996 inquiring whether the Company wished to accept the offer of repurchase. By letter dated May 14, 1996, the Company informed Beiersdorf of the Company's decision to decline the offer to repurchase such patents, because the Company has been unable to find a pharmaceutical company interested in further pursuing the technology, and the Company does not presently have the financial resources required for such repurchase.

                  The Company's patent counsel was notified by letter dated May 16, 1996 from the Canadian Patent Office that the patent for "Methods and Agents for the Prophylaxis of Atopy" would be allowed. Additionally, the Company's patent counsel received notification dated May 29, 1996 from the U.S. Patent and Trademark Office allowing the U.S. case for such patent with certain claims. Subsequently, the Company and its U.S. patent counsel have contacted Beiersdorf concerning these matters.

                  By letter dated May 23, 1996, the Company informed Beiersdorf of the estimated costs associated with the filing of the patent and agreed to cover such costs if Beiersdorf decided not to do so. Beiersdorf responded by letter to the Company's patent counsel instructing such counsel to advise the U.S. Patent Examiner to issue the U.S. patent, with Beiersdorf's indication that the Company cover any related costs. Accordingly, the Company has paid the issuance fees for the U.S. and Canadian patents.

                  In October 1996, the Company wrote to German patent counsel to ask whether Nutricia, the new owner of Milupa AG, had filed an opposition challenge to the European patent for the Prophylaxis of Atopy, and received a response informing the Company that the opposition period ends on December 13, 1996. German patent counsel expects to be notified by the European Patent Office within the next several months whether any opposition challenge was filed.


PRODUCT TECHNOLOGIES

                  The Company, until March 1, 1994, focused its extremely limited research and development and commercialization activities on the following medical technologies, which are in varying stages of research and/or development or commercialization and the rights to which have been obtained. Since March 1, 1994 and continuing to date, all research and development efforts have been put on hold or are extremely limited due to the Company's limited resources, unless and until the Company can develop positive cash flow from its more fully developed technologies or raise additional financing.

         Pharmaceuticals

          (i) Antimicrobial (Antibacterial) Compounds, Processes and Materials for Reduction of Infection in Vascular Grafts, Surgical and Other Implants and Inhibiting Infectious Diseases

                  General. The Company has been engaged in development activities with respect to certain antimicrobial and antiviral compounds, processes and related materials for reducing infections associated with artificial vascular grafts, surgical sutures, wound dressings, urinary and percutaneous catheters, orthopaedic internal appliances and prosthetics, surgical and other implants and disposable gloves and condoms by treating them with certain antimicrobial compounds. The Company's antimicrobial and antiviral compounds, processes and materials are designed to reduce the current incidence of post-operative infections harbored in grafted or implanted foreign bodies or in the surrounding tissue, hospital-based infections associated within dwelling catheterization and the transmission of infectious diseases borne in body fluids.

                  Most of these antimicrobial compounds and their application in these particular processes are in the developmental stage. Further research and development, including animal and human studies, must be completed and clearances or approvals from the FDA must be obtained for most of the applications prior to marketing in the United States. See "Governmental Regulation." In a few cases, however, the research and development of certain applications of the antimicrobial processes and compounds have been completed, and the Company has licensed or is attempting to license manufacturers to develop and market products incorporating such compounds or using such processes outside of the United States. See "Technology Licensing Arrangements."

                  From its inception, the Company had placed particular emphasis on the development and commercialization of the AIDS-related antimicrobial technology for treating disposable gloves. Since 1981, there has been an increasing number of AIDS cases reported worldwide. The human immunodeficiency virus ("HIV") is contracted primarily through sexual contact; however, a number of cases have been contracted through transfusions of infected blood or blood products, contact with infected blood or blood products, and from the use of contaminated needles, typically by intravenous drug users. HIV has been isolated from body fluids, including blood, semen, vaginal secretions, saliva, tears, breast milk, cerebrospinal fluid, amniotic fluid and other bodily excretions, such as urine.

                  Health care workers, physicians, surgeons, dentists and others who are exposed to blood and other body fluids are at risk of contracting blood-borne diseases such as AIDS, hepatitis B and other infections. Moreover, as the prevalence of HIV infection increases, health care workers are subject to an increasing potential of HIV and hepatitis B virus ("HBV") exposure, since the epidemiology of infection of HIV is similar to that of HBV.

                  It has been demonstrated in many studies, that a latex membrane such as a glove, which passes integrity testing, will withstand bacterial and viral challenge and provide excellent barrier protection. The use of gloves to protect health care workers from infectious diseases is, therefore, strongly recommended, and gloves are being used regularly and widely. An effective barrier can be provided only if the gloves are intact, i.e., do not contain or develop holes or breaks while being used. Holes in the gloves may result in contamination between health care workers and patients, leading to HIV and HBV exposure.

                  The barrier effectiveness of the glove may be, and frequently is, compromised by inadvertent puncture, scratching or tearing of the glove during use, from the fingernail or an external instrument, object or source of energy, such as a cauterization tool. Researchers also have noted that during ordinary usage, gloves are subject to many types of chemical and mechanical insults which can weaken the barrier effectiveness of the latex. If bodily fluids containing viruses or other pathogens seep through the breaks in the glove barrier or if infectious viral particles pass through latex stressed by use which has become semi-permeable, the glove user is at increased risk of infection, particularly if the user has a cut, nick, abrasion or other break in his skin. Therefore, in spite of the use of gloves, health care workers and others who are exposed to blood, blood products or bodily fluids are still at risk of contracting infectious diseases, including AIDS and hepatitis B.

                  The Company has developed what it believes is an inexpensive, proprietary technique for incorporating small amounts of safe and effective, nonirritating, topical antimicrobial compounds in a dry coating on the glove interior. Testing has shown that the coating does not affect the physical properties of the latex barrier but does improve the overall effectiveness of the glove by increasing the resistance of the latex physical barrier to the passage of pathogens. Fluids containing HIV, HBV and other infectious diseases which come in contact with the dry interior coating through a break in the glove would be exposed to a rapid-acting, anti-infective compound.

                  The Company believes this application of its antimicrobial technology to improve the safety and effectiveness of the barrier protection provided by disposable gloves could provide a significant product enhancement in the examination and surgeons' gloves marketplace. The Company's antimicrobial examination gloves have been denied 510(k) clearance by the FDA but have been cleared by the Canadian Bureau of Radiation and Medical Devices. The Company has not yet sought pre-market approval from the FDA with respect to its antimicrobial examination gloves or 510(k) clearance for its antimicrobial surgeons' gloves, pending resolution of a dispute between the Company and the FDA concerning 510(k) clearance of the Company's antimicrobial examination gloves. See "Governmental Regulation."

                  In August 1992, an article was published in the peer-reviewed scientific journal, Infection Control and Hospital Epidemiology, presenting the results of the Company's efficacy testing of its examination and surgeons' antimicrobial gloves. The article was co-authored by Dr. Shanta Modak and Mr. Lester Sampath of the Department of Surgery, the University College of Physicians and Surgeons, Mr. Harvey S.S. Miller, then President and Chief Operating Officer of the Company, and Dr. Irving S. Millman of Fox Chase Cancer Center. (Dr. Millman is also the co-inventor with Dr. Baruch S. Blumberg, a member of the Company's Scientific Advisory Board, of the original hepatitis B vaccine and the radioimmunoassay for detection of HBV.) In May 1994, another article was published in Infection Control and Hospital Epidemiology presenting further results of the Company's efficacy testing using whole blood from volunteers.

                  The late Dr. Charles L. Fox, Jr., a former Director of the Company and a former member of its Scientific Advisory Board, Dr. Keith Reemtsma, a member of the Company's Scientific Advisory Board, and Dr. Shanta Modak are the inventors of certain antimicrobial processes and materials for reducing infection in vascular grafts, surgical sutures, various surgical or other implants, including heart valves, artificial joints and bones, indwelling catheters, disposable gloves and certain contraceptive devices. The Company holds exclusive worldwide commercial licenses, including sublicensing rights, to the patented and patent-pending antimicrobial technology originally developed at the University. The Company has entered into certain licensing agreements, development agreements and letters of intent described above with respect to these processes and materials. See "Licenses with the University" for a discussion concerning the status of a dispute with the University over the license to the antimicrobial glove technology.

                  Licenses with the University. Pursuant to an agreement executed in January 1985 with the University (of which Dr. Fox was and Drs. Reemtsma and Modak are affiliates), the Company: (a) agreed to fund research and development with respect to the Company's antimicrobial processes and materials in an amount equal to $175,000 per annum for two years; (b) granted a $50,000 fellowship to the University in connection with such research and development program; (c) issued to the University 18,750 shares of Common Stock and (d) agreed to pay a royalty to the University based on the net sales price of any products resulting from the sponsored research, in an amount equal to 50% of the royalty received from sublicensees, if any, or, if there are no sublicensees, a royalty to be determined by an independent fairness opinion from a qualified expert who is mutually acceptable to the University and the Company based in part upon a marketing plan prepared by the Company, payable for the life of any patents issued in connection with such sponsored research. If any invention resulting from such research is not patentable, the royalty will be payable for ten years at one-half the royalty rate for patentable inventions determined by such opinion. The research term under the agreement was extended on a no-cost basis by the parties until June 1987 and is now completed.

                  Two U.S. patents issued in January 7, 1986 and April 8, 1986, respectively, were covered under such agreement of January 1985.

                  In December 1985, the University granted the Company a second license for exclusive worldwide rights to commercially exploit the subject matter under a third U.S. patent issued in September 1986.

                  Two inventions arose during the course of the Company-sponsored research described above; an invention by the late Dr. Fox and Dr. Modak relating to the use of silver sulfadiazine alone or in combination with other agents in compositions or on articles, such as condoms, to inhibit the transmission of the AIDS virus, HBV and other sexually transmitted diseases (the "AIDS-related invention"); and anti-infective gloves and other medical devices invented by the late Dr. Fox and Dr. Modak and later by Dr. Modak and Dr. Lester Sampath (also affiliated with the University) (the "Device Invention").

                  In December 1987, the Company was granted a third license by the University under U.S. patent application Serial No. 018,624 filed in February 1987, entitled "Method of Inhibiting the Transmission of the AIDS Virus," and paid the University a total of $50,000 as an initial license fee for the exclusive worldwide commercial exploitation of the original AIDS-related and Device Inventions described above ("1987 License Agreement"). On May 10, 1989, this license was amended by written amendment to include for no additional fee, a U.S. patent application entitled "Method of Preparing an Infection Resistant Medical Device." As amended, the 1987 License Agreement included not only the two specifically mentioned patent applications, but further included "any patents included thereon, and any foreign counterparts thereof, including any continuations, continuations-in-part, divisions, additions, reissues, and extensions thereof." The University had agreed in principle at that time to include the newest device application on the antiviral glove under the license agreement without requiring the payment of an additional fee.

                  The original  AIDS-related  invention  was claimed  under U.S.
patent application, entitled "Method of Inhibiting the Transmission of AIDS Virus" but was later abandoned in favor of the expanded AIDS-related continuation-in-part application filed in October 1988, which resulted in a patent issued in August 1990. Additionally, in June 1991, another AIDS-related continuation-in-part application Serial No. 678,260 entitled "Composition for Inhibiting Transmission of Hepatitis B Virus" was filed, and resulted in an issued patent in August 1994.

                  However, since the Company has been unsuccessful in licensing to third parties two of the issued patents and one patent application of the AIDS-related invention, the Company has proposed, and the University has agreed in principle, that the Company reassign such patents and patent application to the University; however, the Company has not received written confirmation of this agreement in principle to date. The Company and the University are currently negotiating a settlement of legal fees charged to the Company by the University's patent counsel for the prosecution and maintenance of the two issued patents and the patent application.

                  The original Device Invention was claimed under U.S. patent application, Serial No. 154,920, entitled "Method of Preparing an
Infection-Resistant Medical Device" filed in February 1988, but was later abandoned in favor of a continuation-in-part patent application filed in October 1988 entitled "Infection-Resistant Compositions, Medical Devices and Surfaces and Methods for Preparing Same," which resulted in issued U.S. Patent No. 5,019,096 (the "Omnibus Patent"). The Omnibus Patent covered not only infection-resistant medical gloves, but also covered other infection-resistant medical devices, such as catheters and wound dressings. Another continuation-in-part application to the Omnibus Patent was later filed on July 18, 1990 (Serial No. 555,093) which resulted in U.S. Patent No. 5,133,090 (the "Glove" patent), which specifically covered antiviral gloves.

                  The terms of the third license agreement are the same as in the foregoing licenses with the University, except that the Company and the University will receive 45% and 55%, respectively, of any sublicensing revenue after the Company has received net revenues from its sublicensees of $3 million. In February 1989, the Company reached an agreement in principle with the University to modify the sublicensing fee-sharing arrangement under the third license of December 1987 to a scaled percentage arrangement, based on net revenues received from sublicensees.

                  The Company believes that the issued patents and pending applications covered by the third license agreement and the license agreement in preparation pursuant to the agreement in principle with the University discussed below, will have broad use in implanted as well as external anti-infective medical devices.

                  As stated  above,  the Device  Invention was claimed in U.S.
patent application Serial No. 154,920 filed in February 1988 which was later abandoned in favor of the expanded continuation-in-part application Serial No. 258,189 filed in October 1988. The second of these applications matured into the Omnibus Patent dated May 28, 1991 described above, claiming part of the subject matter with the remainder of the subject matter being the subject of a further continuation application filed in order to provoke an interference with two issued U.S. patents. Three interference proceedings were officially declared on March 17, 1994. The first involved the continuation application and U.S. Patent No. 4,925,668, assigned to Becton Dickinson; the second involved the continuation application and U.S. Patent No. 4,999,210, assigned to Becton Dickinson; and the third involved the continuation application and U.S. Patent No. 5,013,306, assigned to Becton Dickinson. The third interference was dissolved at the request of the University on the grounds that the invention defined by the interference counts was not disclosed in the continuation application.

                  The Company, the University, Becton Dickinson and Arrow (a sublicensee of the Company having rights to certain patents licensed from the University to the Company) entered into a Patent Settlement Agreement dated as of January 1, 1995 settling all disputes among the parties over the rights to the patents involved in the Interference Proceedings. See "Item 3. Legal Proceedings" of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1995 for a discussion of the resolution of the Interference Proceeding and the terms and conditions of the Patent Settlement Agreement.

                  By letter dated February 8, 1996, the Company has agreed that it will support the research efforts directed by Dr. Shanta Modak, Department of Surgery of the University. Accordingly, the Company has made a commitment to make a conditional research gift in the amount of $20,000 to Dr. Modak's laboratory in recognition of the consultation service and assistance by Dr. Modak and her colleagues in support of the Company's efforts in continuing to obtain clearance from the FDA to market the Company's antimicrobial gloves. This research gift will be paid upon the first to occur of the following: (i) the Company's receipt of clearance from the FDA to market its antimicrobial gloves; or (ii) the Company successfully enters into a business venture with a revenue producing company relating to the production and sales of such antimicrobial gloves. Such gift has no bearing or effect on prior royalty or other payment arrangements between the Company and the University.

                  At the request of the University in October 1991, the Company offered to handle for accounting purposes the successor antiviral glove application and improvements under a separate license agreement, without any additional license fee, identical in all respects to the 1987 License Agreement, since the inventorship of the glove differed from that of the other patents contained in the 1987 License Agreement. This was done at the University's request to facilitate the University's accounting department's apportioning royalty payments among different inventors. At the University's request and by a separate letter in October 1991, the Company also agreed to negotiate the royalty arrangement for the glove technology directly without involving an independent expert and a fairness opinion, a requirement under all of the Company's other license arrangements with the University, including the 1987 License Agreement.

                  Accordingly, the Company and the University reached an agreement in principle in 1991 to enter into a separate license agreement for the glove technology and to negotiate a royalty arrangement. The agreement in principle contains the negotiated percentage royalty schedule to be paid by the Company to the University at rates ranging from 2% to 5% depending upon aggregate net annual sales levels of antimicrobial surgical gloves. The agreement in principle provides that the Company will pay a 0.5% surcharge on such net sales of antimicrobial surgical and examination gloves, until the University receives an additional $400,000 from the surcharge to cover past research work performed in the Department of Surgery over the last several years for the benefit of the Company but underwritten by the Department of Surgery. The agreement in principle also provides that the royalty rates for antimicrobial examination gloves shall be two thirds of the scheduled rates for the antimicrobial surgical gloves. The agreement in principle also includes minimum sales levels increasing if the FDA clearance to market the product is obtained by the Company as it commercializes the product.

                  By letter dated December 7, 1993, the University put on hold signing this separate written license agreement based on the agreement in principle for the royalty rates on the antimicrobial glove technology, until the Company and the University are able to work out an acceptable payment schedule for legal patent-related costs and royalty and development fee payments received by the Company from sublicensees, one half of which is owed to the University under existing license arrangements between the University and the Company for applications of the antimicrobial technology described above.

                  Effective March 1, 1993, the Company and the University entered into a research agreement (the "Research Agreement") to the effect that if revenues from sales of the Company's antimicrobial surgical gloves achieved at least $2,000,000 in net sales during the research year beginning March 1, 1993, the Company would provide $100,000 in research funding to the University's Department of Surgery, to support Dr. Modak's work on the antimicrobial latex technology and $225,000 in research funding beginning March 1, 1994 if the Company achieves at least $4,000,000 in net sales of such gloves during the second research year. Payments were to be made quarterly, in advance, and on a timely basis in order for the research effort to be continued by the University, with the first payment due March 1, 1993. The Research Agreement also provided that the Company would be entitled to a new license agreement concerning the gloves on the same terms as the existing license agreements. At that time, $75,000 was due to the University under the Research Agreement for research performed since March 1, 1993 on the antiviral glove and the successful installation of the antimicrobial surgical glove technology in the Malaysian factory of the Company's contract manufacturer, Sime Health Limited ("Sime Health"). $100,000 of the second year's funding represents a recapture by the University of a portion of the funds expended by the University for research performed on the Company's behalf by Dr. Modak in the Department of Surgery for the preceding three years. This Research Agreement supersedes and revokes the previously disclosed research funding agreements of January 1990, as amended October 1991, and of October 1992. On November 29, 1993, the Company informed the University that it was suspending authorization for further research work under the Research Agreement in order to preserve its extremely limited capital and until the Company received confirmed letters of credit for sales of its antimicrobial surgical gloves. To date, no such letters of credit for glove sales have been received.

                  On December 16, 1993, the Company authorized the final quarter of research to be performed by Dr. Modak on glove efficacy testing ending March 1, 1994, with the understanding that a payment of $25,000 would be due on January 31, 1994 and the final payment of up to $25,000 for such research due by March 1, 1994. The Company's understanding was, and continues to be, that payment of the $50,000 to the University was conditioned upon the University's promise to sign the written license agreement based on the agreement in principle on royalty rates for the glove technology, as provided in the Research Agreement. By letters received in January 1994, the University stated that it did not understand its acceptance of the $50,000 payment under the Research Agreement to obligate it to sign the written license agreement and that it would wait to see a new financial plan for the Company before granting any additional licenses. The University also proposed settling the amounts owed to the University's patent counsel for patent work associated with technology licensed to the Company by the University since 1991.

                  In April and May 1994, however, the Company received two letters from the University. The April letter asked for details of the financial reorganization plan and requested payment of continuing legal expenses incurred by the University's patent counsel in various intellectual property activities undertaken to maintain and enforce the patents licensed by the University to the Company. The May 1994 letter claims that the Company does not have a license covering the antimicrobial gloves and that any manufacturing, shipment or sale of products covered by claims of the University's antiviral glove patent would be made without benefit of a license. The University requested further discussions to resolve the issue. The Company sent a response to the University in June 1994 stating that it believes it has a valid license covering the antimicrobial gloves, pursuant to the 1987 License Agreement and that all negotiations relative to the agreement in principle pertain to the royalty rate thereunder and the Company's willingness and the University's subsequent agreement to redocument such license in a separate agreement. Further, the Company believes the Research Agreement obligates the parties to enter into a separate license agreement for such technology. In any event, the Company believes that written correspondence, oral agreements and the University's previous actions and representations on which the Company had relied, as well as earlier glove sales over the past two years and research conducted by the University to develop the antimicrobial gloves at the Company's direction and expense, all of which were with the full knowledge, support and approval of the University, further indicate that the Company has a valid license from the University for such technology. The University has to date not responded to the Company's June 1994 response letter.

                  In November  1995,  the Company  paid the  University  a total amount of $385,841: $300,000 (representing the University's 50% share of the one-time royalty the Company received from Arrow pursuant to the Modified Arrow License described above), $34,289 (representing the remaining balance due the University pursuant to a research agreement), $48,071 (representing the University's 50% share of sublicense and royalty fees received by the Company from Arrow between April 30 and October 12, 1995), and $3,481 (representing royalties owed the University, pursuant to the 1987 license agreement and the agreement in principle, based on net sales of the Company's antimicrobial examination gloves sold in 1991, 1992 and 1993, which the Company had been reserving in accrued expenses).

                  The Company currently owes the University $168,398 for its share of sublicensing and royalty payments the Company has received from its sublicensees (comprised of $165,706 through December 31, 1994 and $2,692 received by the Company in October 1996). In addition, the University claims that the Company has an outstanding balance of $5,711 pursuant to the Research Agreement; although, as stated above, in November 1995 the Company paid the University $34,289 representing the amount invoiced by the University for work completed under such Agreement. The Company and the University are negotiating a resolution of this matter.

                  In September 1996, the Company met with the University in an attempt to (i) resolve certain issues concerning the Company's outstanding financial obligations to the University and amounts billed the Company by the University's patent counsel, as described below, and (ii) begin negotiating a one year renewable license, including proposed royalty rates, for the improved antiviral glove technology claimed under the U.S. patent entitled "Antimicrobial Glove Comprising a Rapid Release Matrix System For Anti-Infective Agent Delivery."

                  The Company has been billed $630,168 by the University's patent counsel; although, the Company is disputing a substantial portion of these fees. Included in this amount is approximately $120,820, representing charges in connection with the Company's protection of its intellectual property rights through domestic and foreign patent filings and related matters. Also included in this amount is approximately $108,560, representing charges in connection with the two AIDS-related patents and the patent application for antimicrobially treated condoms which the Company and the University have agreed in principle to reassign to the University, due to the fact that the Company has been unsuccessful in licensing these technologies to third parties; however, the Company has not received to date any written confirmation with respect to this agreement in principle. Finally, approximately $401,000 is included in this amount, representing charges in connection with the previously disclosed Patent Interference Proceedings and subsequent Patent Settlement Agreement. The Company disputes the Company's responsibility for this $401,000, and the Company and the University are attempting to negotiate a settlement. Because the Company has proposed to reassign the two patents and one patent application to the University, the Company has requested that the University credit the Company for the $108,560 outstanding amount due the University's patent counsel related to these matters.

                  The Company is exploring a number of ways to pay the outstanding amounts due the University, including loans, raising of additional capital through various equity offerings, private placements, possible mergers with revenue-producing entities, and the acceleration of royalty and development fee payments from sublicensees as well as from sales of antimicrobial gloves. In light of the payments to the University as set forth above, the University has agreed to work with the Company, through July 1996, with respect to the Company's financial situation and its relation to the University. However, should the University revoke the licenses granted to the Company for any reason, the Company would not have any immediate sources of revenue which would have a material adverse impact on the Company's operations, cash flow and financial condition.

                  The Company has continued to reserve royalties due the University consistent with the terms of the written license agreement which had been negotiated between the parties based upon the agreement in principle. At this time, the Company is working with the University to resolve the matter.

          (ii) Nutritional Supplements for the Prevention of Atopic Diseases and Improved Treatment of Certain Atopic Diseases

                  In November 1989, the Company was granted assignments of two patent applications and all right, title and interest to two new inventions, including one relating to (a) the administration of nutritional supplements to pregnant mothers and newborns with certain metabolic deficiencies, which may prevent a broad spectrum of difficult to treat atopic diseases; the other invention concerns (b) an improved treatment of certain atopic diseases.

              (1)  Nutritional Supplements for the Prevention of Atopic Diseases

                  The approach to the prevention of atopic diseases using naturally occurring nutritional supplements was discovered by Drs. Bodo Melnik and Gerd Plewig, two noted dermatologists then at the University of Dusseldorf, Germany. (Dr. Melnik is currently engaged in private practice and is also a senior lecturer in the Department of Dermatology at the University of Osnabruck.) Their research identifying the possible origin and prevention of atopy was published in the September 1989 issue of The Journal of the American Academy of Dermatology, in the November 1989 and spring 1991 issues of Der Hautarzt, a German medical publication, and cited in various medical journals.

                  The Company believes that administering the nutritional supplement to atopic pregnant mothers before giving birth and during the nursing period and to newborns during their first three months may prevent certain atopic diseases, including allergic bronchial asthma, atopic dermatitis, allergic rhinitis and allergic conjunctivitis, which afflict approximately 10%-15% of the world population and are difficult to treat. If confirmed by further clinical data, the Company believes the invention to be a significant scientific discovery, marking the first time the prevention (rather than the treatment) of bronchial asthma and other atopic diseases has been identified. Two independent Czechoslovakian researchers, B. Dvorak and R. Stepankova, at Prague's Institute of Microbiology confirmed the premise of the discovery regarding dietary supplements and the development of the thymus and the body's immune system for the first time in animal studies. Their research was presented in the July 1992 issue of the British scientific journal Prostaglandins Leukotrienes and Essential Fatty Acids. At present, further research and clinical investigations are continuing at a number of sites in Germany at no cost to the Company. In 1994, Drs. Melnik and Plewig published a further paper detailing the scientific basis of their invention in the Journal of Dermatological Treatment, vol. 5, pp. 157-161.

                  (2)  Improved Treatment of Certain Atopic Diseases

                  The second patent application assigned to the Company by the inventors in November 1989 concerns an improved topical treatment (rather than prevention) of outbreaks of atopic dermatitis and eczema using a novel skin cream preparation. No opposition challenge was filed to the issuance of this patent; however, the European patent examiner requested clinical evidence that the preparation was more efficacious than either of its two components used alone. A clinical study was conducted at a leading private dermatological laboratory in Germany under Beiersdorf's direction during the summer of 1994. Beiersdorf reported to the Company in September 1994 that the results were promising and indicated that the new preparation was better than the steroids currently used to treat such outbreaks of atopic diseases with the side effects associated with steroid use. The test results were submitted to the European patent examiner. A large scale, controlled clinical study was prepared by Beiersdorf, and these results were also submitted to the European patent examiner.

                  Under the terms of the November 1989 agreement with the inventors, in exchange for the assignment of the patent applications and the worldwide rights to sell or license products embodying the invention, the Company is responsible for all future legal costs and fees associated with filing of the patent applications and taking the necessary steps to commercialize the invention. In the event that the Company licenses the nutritional supplement to another company to manufacture, market or sell the products, the inventors would receive between 20%-30% of such royalty payments paid to the Company. In the event that the Company, or a company affiliated with the Company, manufactures, markets or sells products itself, the inventors would receive a royalty based upon net sales to be determined by a fairness opinion from a qualified expert, acceptable to both parties.

                  Sale to Beiersdorf. In August 1992, the Company entered into a patent purchase arrangement with Beiersdorf to commercialize the invention involving certain atopic diseases. See "Technology Licensing Arrangements - Atopic Products."

                  In October 1992, the Company reached a definitive agreement with the inventors to allow each inventor to purchase up to 75,000 shares of Common Stock of the Company for $.01 per share and granted each of them nonqualified options to purchase 200,000 shares of Common Stock of the Company at an exercise price of $.01 in return for their assignment of the technology under the 1989 agreement, together with the right to receive one third of any revenues paid to the Company by Beiersdorf as royalties based on net sales of products manufactured or sold under use of patents or related know-how under the Patent Purchase Agreement between Beiersdorf and the Company. The nonqualified options to purchase common stock of the Company were in lieu of a share of any "up-front" cash payments from Beiersdorf for purchase of the patents and know-how. See "Technology Licensing Arrangements."

                  By letter dated October 17, 1995, Beiersdorf informed the Company that it was abandoning projects for developing products under two German patents involving certain atopic diseases. Although the Company had the right to repurchase these two patents, the Company decided not to do so.
See "Technology Licensing Arrangements - Atopic Products."

                  The Company's patent counsel was notified by letter dated May 16, 1996 from the Canadian Patent Office that the patent for "Methods and Agents for the Prophylaxis of Atopy" would be allowed. Additionally, the Company's patent counsel received notification dated May 29, 1996 from the U.S. Patent and Trademark Office allowing the U.S. case for such patent with certain claims.

Subsequently, the Company and its U.S. patent counsel have contacted Beiersdorf concerning these matters. By letter dated May 23, 1996, the Company informed Beiersdorf of the estimated costs associated with the filing of the patent and agreed to cover such costs if Beiersdorf decided not to do so. Beiersdorf responded by letter to the Company's patent counsel instructing such counsel to advise the U.S. Patent Examiner to issue the U.S. patent, with Beiersdorf's indication that the Company cover any related costs. The Company paid the issuance fees for the U.S. and Canadian patents.

                  In October 1996, the Company wrote to German patent counsel to ask whether Nutricia, the new owner of Milupa AG, had filed an opposition challenge to the European patent for the Prophylaxis of Atopy, and received a response informing the Company that the opposition period ends on December 13, 1996. German patent counsel expects to be notified by the European Patent Office within the next several months whether any opposition challenge was filed.

          (iii)Skin  Care   Pharmaceutical   Technologies,   both   Ethical  and
               Over-the-Counter

                  The Company is not intending to pursue its technology relating to skin care pharmaceuticals at this time. For a description of the Company's technology relating to skin care pharmaceuticals, see "Product Technologies - Skin Care Technologies, both Ethical and Over-the- Counter" in the Company's Annual Report on Form 10-K for the year ended July 31, 1995.

          (iv) Antimicrobial Dentifrice for Oral Medication

                  The Company is not intending to pursue its technology relating to antimicrobial dentifrice for oral medication at this time. For a discussion of the Company's technology relating to antimicrobial dentifrice for oral medication, see "Product Technologies - Antimicrobial Dentifrice for Oral Medication" in the Company's Annual Report on Form 10-K for the year ended July 31, 1995.

                  Devices

                  The Company has not actively pursued, and has no intention of pursuing in the foreseeable future, certain of its medical device technologies since 1992. For a description of such device technologies and agreements relating thereto, see the Company's Annual Report on Form 10-K for the year ended July 31, 1996.


COMPETITION

                  The  medical  technology  and  pharmaceutical  industries  are highly competitive, and there are many other entities, including many major companies and large research centers, developing, manufacturing and marketing products that are similar to those products and technologies which the Company has licensed, sold, has developed or has rights to develop, manufacture or market. Most of these competitors have access to significantly greater technical, financial and marketing resources than those available to the Company which could enable these competitors to develop, manufacture and market competitive products more effectively than the Company. Products of competitors might dominate their markets or be developed and receive governmental approval prior to similar products derived from technologies developed by the Company. Because several of the Company's product technologies are protected by patents that have expired, will expire shortly or have been abandoned, or because several of the Company's technologies cannot be patented, the Company's success will depend, in part, upon its ability to market products from these technologies in a timely manner. Thus, there can be no assurance that products that would compete directly with the Company's technologies, including certain products of which the Company may not be aware, will not be introduced into the market before products derived from the Company's technologies are ready for market entry. Given that the Company's research and development efforts are currently on hold or are extremely limited, it is unlikely that the Company will be able to market its products in a timely manner. In any event, the Company expects competition to intensify in all fields in which it is involved as new products in these fields are developed and become more widely known. Although the Company may have some impact upon those marketing areas involving its technologies that are developed and marketed successfully by the Company, it is unlikely, for the reasons discussed herein, that the Company will be a significant factor in the medical technology and pharmaceutical products industry for the foreseeable future. The competitiveness of the Company depends on many factors such as timely FDA clearance to market or approval for proposed products and ongoing FDA regulations (as in the case of the oral retinoid compounds and the antimicrobial latex gloves), protection of proprietary rights through the issuance of patents with enforceable claims and the ability of the Company to make arrangements with manufacturers and marketers to timely enter a given market. In addition, the
Company's current policy of directing its extremely limited research and development efforts to technologies that may produce economic benefits for the Company in the near future necessarily dictates that development of opportunities of a long-term nature are being deferred.

                  The Company is aware that several medical products manufacturers and marketers in the United States and possibly in Europe, are actively developing and seeking regulatory clearance or approval for an antimicrobial latex glove which would compete with the Company's proposed product. There can be no assurance that the Company's product will receive regulatory clearance enabling it to be sold in the United States, or even if cleared for sale by the FDA, that it could compete effectively in terms of price and national and international distribution with gloves sold by a larger, health care company. In Canada and the United States, as well as in Europe, the examination glove market is a commodity market-highly sensitive to price and much less responsive to product features. The Company's examination gloves have a disadvantage in the marketplace, since they currently bear a premium price due to the costs of sub-contract manufacturing and the several layers of distribution required as well as the cost of the antimicrobial compounds used in manufacture. The Company also does not have a European marketing presence and must work through others to promote its products.

                  The Company is aware of existing or developing products which compete with certain of the Company's proposed products such as skin moisturizers, over-the-counter retinol (Vitamin A) preparations, and acne and wart treatments, antimicrobial processes and material to reduce infection in implants, wound dressings, surgical sutures, urinary and vascular catheters, special catheters, patented preparations using related products to treat atopic diseases, and preparations to reduce plaque and related gum diseases. See "Product Technologies."

PROPRIETARY INFORMATION

                  The Company owns one patent in each of Canada and Europe for the oral retinoid for the treatment of age-related skin disorders and one patent for the silver or zinc sulfadiazine toothpaste. The technology underlying the patent for the silver or zinc sulfadiazine toothpaste had been the subject of the Company's research and development efforts relating to antimicrobial products and, combined with various enhancements, had led to several additional patents with respect to which the Company holds exclusive licenses. See "Product Technologies." The sulfadiazine toothpaste patent is dated December 17, 1985; the aged skin treatment Canadian and European patents are dated February 1, 1994 and April 5, 1995, respectively. See "Product Technologies." Each of the patents not abandoned is or was effective for 17 years, and the currently effective patents will expire between 2002 and 2011. As a result, there can be no assurance that the Company or its licensees or purchasers of its patents will be able to develop products from these patented technologies in a timely manner to take advantage of these patent rights. There can be no assurance that the Company will develop a commercially marketable product from any of these patents or that other entities will not assert claims with respect to any of the Company's technologies or products which are covered by such patents.

                  As discussed above, the Company has been assigned patent rights and the invention with respect to the oral retinoid compound for the treatment of multiple skin disorders related to aging and the nutritional supplements for the prevention and treatment of atopic diseases in other parts of Europe, the United States and Canada. See "Product Technologies." The Company has also been assigned inventors' rights with respect to the infrared detection system, the skin moisturizer and the acne and wart treatment devices and has an agreement in principle for the assignment of inventor's rights to the retinol moisturizing cream. See "Product Technologies."

                  In addition, the Company has received three licenses from the University conveying exclusive worldwide commercial rights to seven patents concerning antimicrobial compounds, processes and materials. See "Product Technologies - Antimicrobial Compounds" for discussion of the dispute with the University over a license to the antimicrobial glove technology.

                  Assignment of rights  differs  greatly from an assignment of a patent or an exclusive license to patented technologies because there is no protection for the Company from competitors developing and marketing similar technology. The Company believes that certain of the technologies under development may be patentable. The Company plans to apply for patents with respect to the acne and wart devices and an improved version of the antimicrobial toothpaste, if it finds commercial partners, but there is no assurance that the Company will develop any patentable technologies or processes other than the patents which the Company presently owns or in which it currently has rights. Further, there can be no assurance that any pending patent application will result in issued patents. The Company's business may be adversely affected by the cost and delays resulting from any litigation which it may be required to institute to protect its present patents or any other patent or rights to a patent it may obtain in the future, or otherwise to protect its non-patentable technology, and there can be no assurance that the Company would be successful in any such litigation or that the Company will have the financial resources to engage in such litigation. In addition, the holders of the other patents may assert claims of infringement with respect to any product which the Company or its licensees or purchasers of its patents may develop.

                  In addition to its patents, the Company relies on certain unpatented know-how and, subject to available funding, continuing research and development. As a result, the Company has no protection from other parties attempting to manufacture and sell similar products. Thus, being the first company to market the product and to establish a market presence for that product is important to the Company's success in some areas. Given the Company's financial condition, it is unlikely that the Company will be able to meet this competition in a timely manner. See "Competition."

                  The manufacture and sale of products derived from the Company's technologies by the Company or its licensees may involve the use of patented products, technologies or processes or other proprietary information, the rights to which are held by other persons or entities. Failure to obtain needed licenses or patents or proprietary information held by such other persons could have a material adverse effect on the Company's ability either to complete the development of a certain technology or to arrange for the manufacture and marketing of products derived from such technologies.


RESEARCH AND DEVELOPMENT

                  The Company's  primary business has been, since its inception, research and development. However, effective March 1, 1994, due to the Company's financial condition, the Company's research and development activities are currently on hold. In January 1996, the Company spent $6,400 in research and development. This amount was paid to the University for the antimicrobial coating and evaluation of samples of tracheal suction catheters to be shown to a leading device manufacturer who has expressed interest in a possible licensing arrangement with the Company. The device manufacturer is currently evaluating such coated product sampler. The Company performs no research and development activities on its own. The Company has, in the past, used existing institutional facilities, on a contractual basis, for the further research and development of certain of its technologies. See "Product Technologies - Antimicrobial Technology." Similarly, the Company has, in the past, engaged outside parties to manufacture prototypes of experimental versions of possible products derived from its technologies. To assist the Company in its research and development efforts, the Company has a Scientific Advisory Board comprised of distinguished scientists and medical practitioners in various fields of science, medicine and health care technology, two of whom are Nobel laureates. Members of the Scientific Advisory Board are available for consultation with the management of the Company on an "as needed," individual basis to evaluate projects, to examine and review the progress of the Company's research and development activities, and to assist in submissions to regulatory agencies; although, the Company has not consulted with any member of its Scientific Advisory Board during fiscal 1996. Due to the need for focused, detailed responses to specific problems encountered in product development efforts and in submissions to regulatory agencies and the significant costs involved, the Scientific Advisory Board has not met in plenary sessions during the last several years but rather, the Company consults with particular members thereof, from time to time, as appropriate based on the matter in question. The Scientific Advisory Board currently does not have a chairperson.

                  The names and biographies of members of the Scientific Advisory Board are as follows:

BARUCH S. BLUMBERG, M.D., Ph.D. - Fox Chase Distinguished Scientist and Senior Advisor to the President, Fox Chase Cancer Center. Author or coauthor of over 340 articles in medical and scientific texts, Dr. Blumberg published his exhaustive research on the relationship of hepatitis B to cancer of the liver and won the 1976 Nobel Prize in Physiology or Medicine. He is a fellow in several gastroenterological associations, a member of the National Academy of Sciences, and has received wide recognition for contributions to his field. Dr. Blumberg is the co-inventor of the first vaccine for the prevention of hepatitis B and the radioimmunoassay for detection of the disease.

WILLIAM N.  LIPSCOMB,  JR.,  Ph.D.  - Abbott  and James  Lawrence  Professor  of
Chemistry, Emeritus, Harvard University. Dr. Lipscomb received the Nobel Prize in Chemistry in 1976 for his original research on the structure and bonding of boron hydrides and their derivatives. His research in the past 20 years has included studies of the structure and function of enzymes and other proteins. Dr. Lipscomb, a member of the National Academy of Sciences, and member of many European societies as well, has lectured widely in the United States and abroad. He has published two books, authored or co-authored over 600 scientific articles and edited several scientific journals.

ALBERT M. KLIGMAN, M.D., Ph.D. - Emeritus Professor of Dermatology, University of Pennsylvania School of Medicine. Dr. Kligman has authored or co-authored over 600 scientific publications and is the recipient of major awards for his published works and original dermatological research. He has also served as President of the Society of Investigative Dermatology and other professional organizations. His original research includes disorders of the hair, acne, fungus and bacterial infections, photobiology, dry skin and aging. Discoverer of the use of retinoic acid in the topical treatment of acne and for photoaged skin, the widely sold commercial product is known as Retin-A. A major work on acne, entitled Acne: Morphogenesis and Treatment, has been co-authored with Gerd Plewig, M.D. Dr. Kligman is co-inventor of the Company's prescription oral retinoid drug for the treatment of multiple skin disorders associated with aging. Dr. Kligman has developed consumer skin care products for the Company, including acne and plantar's wart treatment systems, a non-greasy petrolatum moisturizer, and the retinol moisturizing cream for topical use in conjunction with the treatment of aging-related skin disorders by an oral retinoid compound.

LOUIS R.M. DEL GUERCIO, M.D. - Chairman of the Board and Member of the Executive Committee of the Company, Director; Professor and Chairman of the Department of Surgery, New York Medical College; Chief of Surgery, Westchester County Medical Center. In addition to serving as Consultant in Surgery to ten hospitals in New York and Connecticut, Dr. Del Guercio has served on national public advisory committees concerned with health care issues, including the Surgery Study Section of the National Institutes of Health Division of Research Grants and the FDA's Panel for Review of General and Plastic Surgery Devices. He is also Editor-in-Chief of Critical Care Monitor. Dr. Del Guercio has invented and patented several medical devices and has published three books and over 300 articles relating to his work. Dr. Del Guercio is the inventor of the Company's roentgen densitometer (sensor analyzer) and self-propelled catheter technology and is co-inventor of its fully mechanical clockwork-driven infusion pump.

BODO MELNIK, M.D. - Dermatologist and Senior Lecturer, Department of Dermatology, University of Osnabruck, Germany. Prior to entering private practice, Dr. Melnik held various positions at academic institutions including, most recently, Assistant Medical Director of the Department of Dermatology at the University of Dusseldorf. Dr. Melnik was also previously a post-graduate fellow in the Cardiovascular Research Institute of the University of California and a visiting scientist at the Gladstone Foundation Laboratories for Cardiovascular Disease in San Francisco from 1982-1984. He has published over 52 scientific papers and 14 book articles on various topics in the field and received the Felix-Hoppe-Seyler prize awarded by the German Society for Laboratory Medicine in 1989. Dr. Melnik is a co-inventor of the Company's nutritional supplements for the prevention and treatment of atopic diseases, including allergic bronchial asthma, atopic dermatitis, allergic rhinitis and allergic conjunctivitis.

DOV JARON,  Ph.D.  - Professor  of  Electrical  Engineering  and  Professor  and
Director of the Biomedical Engineering and Science Institute of Drexel University. Dr. Jaron has served as a member of and consultant to the FDA's Panel on Circulatory System Devices and as a member of its Panel on Ultrasound Devices. In addition to being the recipient of numerous research grants and fellowships, Dr. Jaron has written over 100 articles and papers for scientific and medical journals. He also retains a position as Adjunct Professor of Radiology at Jefferson Medical College of Thomas Jefferson University. He is a co-inventor of the Company's ultrasound diagnostic system for breast cancer.

KEITH REEMTSMA, M.D. - Professor of Surgery and former Chairman of the Department of Surgery, Columbia-Presbyterian Medical Center; Director of Surgical Service at Columbia-Presbyterian Medical Center. Dr. Reemtsma has served on various committees of the American Board of Surgery, the American College of Surgeons and the Society of Clinical Surgery; he served as president of the Society in 1976. Having served as series co-editor of several publications for surgeons, he has also contributed chapters to 27 medical texts, has published over 225 articles and is a co-inventor of the Company's antimicrobial materials and processes, with the late Dr. Fox and Dr. Shanta Modak, also of the University.

VINCENT J. CRISTOFALO, Ph.D. - Audrey Meyer Mars Professor and Director, Center for Gerontological Research, Professor of Pathology and Laboratory Medicine and Professor of Biochemistry, Allegheny University of the Health Sciences. Dr. Cristofalo is the founding Director of the University- wide Institute on Aging, committed to the promotion of multi-disciplinary research, education and clinical service programs on aging throughout the Allegheny Health, Education and Research Foundation system. A leading research scientist whose pioneering work on growth and aging of cells has earned him wide recognition in the fields of gerontology and cellular physiology, Dr. Cristofalo was among the first to document the dynamics and regulation of cell replication in the aging process. In 1986, he was elected a Fellow of the American Association for the Advancement of Science and received a Geriatric Leadership Award from the National Institute on Aging. He has also received both the Brookdale and Kleemeier Awards for Scientific Research from the Gerontological Society of America. He also serves at the University of Pennsylvania as Professor Emeritus of Physiology in the School of Medicine and in the School of Veterinary Medicine and is a member of the graduate faculty. In addition to his research and teaching responsibilities, Dr. Cristofalo has served as chairman of numerous scientific, academic, editorial and government-sponsored groups. He has served as the Gerontological Society of America's President from 1990-1991. Most recently, he has been elected as President of the American Federation for Aging Research. He currently is an editorial board member on numerous scientific journals and has published more than 180 scientific papers and journals.

DIANE O. MCGIVERN, Ph.D. - Professor and Head, Division of Nursing, New York University. Dr. McGivern's area of specialization is medical-surgical nursing, and she has published many articles and papers in her field. She has also served as Associate Dean, Director of Undergraduate Studies and Director of the Kellogg Public Health Policy Fellowship Program at the School of Nursing of University of Pennsylvania. She was elected a Fellow of the American Academy of Nursing in 1979 and also completed a term as a Robert Wood Johnson Health Policy Fellow working in the office of Senator David F. Durenberger (R, Minn.). Dr. McGivern lectures widely on nursing, health care and public policy issues, serves on the Board of Directors of the National Health Council and is Vice-Chairman of the Council of Baccalaureate and Higher Degree Programs of the National League for Nursing.

JOSEPH D. COHN, M.D. - Clinical Professor of Surgery, University of Medicine and Dentistry of New Jersey. A graduate of the Massachusetts Institute of Technology, Dr. Cohn has served on many medical and scientific committees, including the General and Plastic Surgery Device Classification Panel of the Food and Drug Administration and as consultant to the Gastroenterology and Urology Section of the General Medical Devices Panel of the FDA. He is currently a member of the Device Classification Panel of the American College of Surgeons. In addition to numerous teaching and research appointments and fellowships, Dr. Cohn has written over 150 articles, papers and books.

MITCHELL LITT, Ph.D. - Professor, Undergraduate Curriculum Chair, Department of Bioengineering, Professor of Chemical Engineering, University of Pennsylvania. Dr. Litt has published over 90 papers on biological transport mechanisms, biorheology and biophysical chemistry. He is an editor of Biorheology, Environmental Letters and Annals of Biomedical Engineering. Dr. Litt has received numerous research grants in various areas including cystic fibrosis, characterization of cervical and tracheal mucus, narcotic addiction of human newborns and ionic diffusion. He is also the recipient of several awards including one from the American Academy of Ophthalmology and Otolaryngology.

MANUFACTURING AND MARKETING

                  The Company does not own any facilities for the manufacture of any of the products that the Company has developed or may develop from its technologies. The Company utilizes third parties to manufacture and market its products. In certain instances, such as for its antimicrobial examination and surgeons' gloves, the Company has arranged for the products to be manufactured for it through specific agreements with specialty subcontractors.

                  As part of a settlement agreement with Safeskin Corp. of Boca Raton, Florida in connection with the Company's proposed acquisition thereof, Safeskin agreed to supply the Company with three million antimicrobial latex examination gloves as ordered by the Company during the 18 months ending January 1993 at no additional cost to the Company. The Company used antimicrobial examination gloves manufactured by Safeskin for the Company in 1991, 1992 and 1993 for distribution in Canada, Germany and Japan. To date, the Company is still owed three million antimicrobial latex examination gloves from Safeskin.

                  Subject to available financing, the Company intends to enter the market with its technologies and products derived from its technologies generally through license or joint venture arrangements; in certain instances, such as its antimicrobial gloves, it has made marketing arrangements with one or more independent distributors with marketing capabilities in the field. In the case of the atopy invention, the Company had sold the patents and related know-how to a large international medical products company. See "Technology Licensing Arrangements."

GOVERNMENTAL REGULATION

                  All of the technologies involved in the Company's projects involve products which are subject to substantial federal and state regulation. The products must all comply with the requirements of the Federal Food, Drug and Cosmetic Act (the "Act") administered by the FDA, as well as similar laws in certain foreign countries in which the Company's products are sold.

         Medical Devices

                  Certain of the potential products will be regulated under the Act as medical devices. All medical devices which the Company might market itself or license others to market must be approved by the FDA for distribution in advance of any sale. Some medical devices may be cleared through FDA using the expedited 510(k) pre-market notification procedure, if the subject device can be shown to be "substantially equivalent" to a device marketed prior to May 28, 1976. The kind and amount of data necessary to make such a showing varies by device and may involve substantial expenditures and delays before the FDA will concur in permitting marketing. If a device is not deemed "substantially equivalent", a Pre-Market Approval Application ("PMA") must be filed for the device. Such an application includes extensive preclinical, animal and clinical testing which can be expensive and time-consuming. Clearance to market pursuant to a 510(k) notice may be obtained within 90 days after filing, although a longer period of time may often be required. Clearance of a PMA may take from one to two years from filing, or in certain circumstances, even longer. There is no assurance that the FDA will approve a PMA despite the significant expenditures for testing the device and for submission of the application.

                  Once a medical device is cleared for marketing,  it is subject to pervasive continuing regulation, including registration and listing, possible restrictions on distribution and compliance with the Good Manufacturing Practices ("GMP") regulations which control receipt of materials, manufacturing, quality assurance, packaging, labeling and distribution. Record keeping and reporting requirements are imposed on all devices as well. Additionally, in the future, the FDA may enact mandatory performance standards for some or all of the Company's potential products.

         Pharmaceuticals

                  The Company's pharmaceutical technologies are regulated as either new drugs ("New Drugs") or over-the-counter ("OTC") drugs. OTC drugs comply with applicable monographs regarding composition, packaging and labeling. If they do not, and the FDA does not agree to amend the applicable monograph, the products will be treated as New Drugs. Obtaining amendments is unlikely, and even if secured, may take years of time and involve considerable expense. Any product classified as a New Drug cannot be marketed until a New Drug Application ("NDA") or Abbreviated New Drug Application ("ANDA") is approved by the FDA. An NDA consists of substantial data on composition and method of manufacture as well as in vitro, animal and human clinical studies. Approval of an NDA may take from two to six years or more and may involve expenditures of millions of dollars. Similar to devices, marketed drugs are subject to listing, possible restrictions on distribution, GMPs and record keeping and reporting requirements. ANDAs contain substantial data on the composition and manufacture of a drug as well as clinical or in vitro data to establish bioequivalence to a previously approved drug having the same active ingredient(s) in the same dosage strengths and dosage form. ANDA approval is generally swifter and less costly than obtaining NDA approval, but nevertheless may take two or more years and may involve substantial expenditures. Drugs approved under ANDAs are subject to the same regulatory requirements as drugs approved under NDAs, as described above.

                  Certain  of  the  Company's  technologies,  which  are  in the various stages of product development, are subject to regulation as both drugs and devices, because they are functioning devices with an add-on drug component. The process for getting FDA clearance to market will vary from product to product depending on the primary intended use of each product. Some products may need a 510(k) notification for the device component and an NDA or ANDA for the drug substance. Others may require both a PMA and an NDA. Some may require clearance from only one of the two centers of the FDA. Regulation of drug-device products is still subject to some uncertainty regarding regulatory classification, and delays may be encountered before FDA decides which requirements should apply to each product. The FDA has published regulations governing regulatory review of such combination products.

                  Generally, 510(k) applications for clearance to market medical devices, such as the Company's antimicrobial gloves, do not require clinical testing. To date, all products marketed by the Company, or using technology in which the Company has rights, are considered subject to 510(k) clearance procedures and thus have not been required to undergo clinical testing. If future products were to be marketed subject to approved PMAs or NDAs, they would likely require clinical testing to demonstrate safety and effectiveness for their intended use as a prerequisite for marketing approval. Such clinical testing would likely be pursued under an Investigational Device Exemption Application ("IDE") or an Investigational New Drug Application ("IND") and would necessarily comply with applicable FDA regulations governing the Protection of Human Subjects, among others. IDE and IND applications require submission of substantial pre-clinical testing data depending on the nature of the device and how it is classified. If the pre-clinical data provide adequate assurance of the likelihood for safe human testing, the FDA usually responds promptly to approve these applications. The FDA can, however, suspend clinical testing at any time if results demonstrate an unreasonable risk of injury to subjects. Substantial additional time and expense may be involved if compliance with these investigational requirements is necessary.

                  The FDA has the authority to inspect facilities where drugs or devices are manufactured and usually does inspect such facilities approximately every two years and even more often if product problems occur. In addition, the Act gives the FDA substantial authority to take action if it determines that a regulated product is adulterated, misbranded or otherwise not in compliance with the Act or its implementing regulations. The FDA may seize such a product and seek to enjoin its further distribution. It may institute a civil and/or criminal action to recover fines and/or to impose jail terms for violations. Often companies will recall contested products in order to attempt to avoid enforcement action. The FDA may, however, pursue these enforcement actions even if recalls are conducted.

                  Many countries other than the United States have some form of clearance or approval process for the type of medical products being developed by the Company. In some foreign jurisdictions, a license to manufacture or sell must be obtained. In others, equivalents of IDEs, INDs, PMAs or NDAs must be secured prior to testing or marketing. Many countries have GMP regulations similar to those in the United States and have the authority to take remedial action regarding non-conforming products. The FDA also has stringent regulations regarding the export of unapproved products from the United States.

         Status of Pending Applications

                  To date, the only clearances obtained from the FDA to market a product derived from the Company's antimicrobial technologies have been via a 510(k) notification, filed by one of the Company's licensees for the marketing of a central venous catheter with antiseptic surface and antimicrobially treated percutaneous sheath introducer systems. Three 510(k) notifications, filed by another licensee of the Company, for the marketing of implanted medical devices incorporating an antimicrobial preservative have also received FDA clearance to market.

                  In  May  1989,   the  Company   filed  a   pre-market   510(k)
notification seeking consent to market its antimicrobial latex examination gloves.

                  Since this initial 510(k) submission, the Company has, from 1991 to date, amended and resubmitted the 510(k) several times and otherwise contacted, in writing and in person, the FDA Office of Device Evaluation ("ODE") in an effort to obtain a determination of "substantial equivalence" to previously marketed latex examination gloves. The ODE has notified the Company, in response to each of these submissions, that the Company's antimicrobial latex examination gloves are not "substantially equivalent" since the gloves have a new indication for an examination glove which may affect the prophylactic effect, thus constituting a new intended use. On September 26, 1995, Mr. Timothy Ulatowski of the ODE informed Dr. Del Guercio that pursuant to this most recent submission of data, the Company was invited to make a presentation concerning the Company's gloves before the FDA's independent General Hospital Panel.

                  On March 11, 1996,  Dr.  Shanta M. Modak of the  Department of
Surgery, Columbia University, where the antimicrobial glove technology was developed, and Dr. Louis R.M. Del Guercio, the Company's Chairman, attended the meeting on the Company's behalf. Each made a presentation before the Advisory Committee, General Hospital and Personal Use Devices Panel, Center for Devices and Radiological Health. Mr. Lester Sampath, also of the Department of Surgery, Columbia University, was there as an observer. The Panel acts in an advisory capacity and makes recommendations to the FDA regarding whether or not certain device submissions should receive FDA clearance to be marketed. While the Panel did not make any recommendation to the FDA at the March 11, 1996 meeting, the Panel voted to accept a previously distributed opinion of an independent consultant indicating that the Company's examination gloves do not have a positive impact on disease control. To date, the Company has not yet received written notice from the FDA of its decision regarding the Company's antimicrobial gloves following the March 11, 1996 meeting, nor has the Company received a written response from the FDA concerning the Company's previously disclosed response to Dr. Sheldon's memorandum to Mr. Ulatowski submitted on
September 13, 1995. However, Dr. Modak has been contacted by Mr. Terrell Cunningham, Nurse Consultant of the ODE, who has informed Dr. Modak that Mr. Ulatowski of the ODE has sent a written request to Dr. Sheldon asking for a response to the Company's September 1995 submission. According to Mr. Cunningham, Dr. Modak or the Company should have received a response by the end of October 1996.

                  At present, the Company does not have sufficient financial resources to fund additional clinical testing, if such clinical testing is required. However, should the Company's financial condition improve, the Company would spend some of these funds on additional testing that may be required. There can be no assurance that, even with additional testing, if such testing is required, that the Company will obtain FDA clearance to market its antimicrobial latex gloves.

                  The Company has received clearance from the Canadian Bureau of Radiation and Medical Devices of the Environmental Health Directorate, Health Protection Branch, to market its Antimicrobial Latex Examination Gloves and its sterile, hypoallergenic antimicrobial surgeons' gloves in Canada under the Daltex A/M(TM) trademark.

                  Based upon advice of its regulatory counsel and its independent former medical products distributor in Germany, the Company believes it may offer its antimicrobial latex examination gloves and sterile surgical gloves for sale in Germany, through distributors, without seeking special regulatory clearance in the event that the Company obtains the financial resources necessary to manufacture and market such gloves.

EMPLOYEES

                  Mrs. Diane E. Fritz, Vice President and Assistant Corporate Secretary, was the Company's one full-time employee during fiscal 1996. Mrs. Fritz performs office managerial, general operational and clerical functions.

                  Bruce Hausman, Esquire, currently serves as President, Chief Executive Officer and a director.

                  As of October 1996, the Company has 11 members of the Scientific Advisory Board who are available for individual consultation on an "as needed" basis with the Company's management. See "Research and Development."

ITEM 2.           PROPERTIES

                  Since June 1989, the Company has maintained its executive offices, which consist of approximately 1,800 square feet at 50 Kulick Road, Fairfield, New Jersey, pursuant to a three-year written lease, which has been extended on a year-to-year basis. The Company is obligated to pay rent of $1,687 per month for the space, plus a proportionate share of certain increases in common charges and landlord's operating costs above the 1989 base year, adjusted annually. Under the terms of the lease, such share of the common charges and operating costs may not exceed $2,000 per year. In May 1996, the Company agreed in writing to extend the existing lease for an additional year until June 14, 1997. The Company has the right to cancel the lease without penalty on 90 days written notice. All other terms and conditions of the lease agreement remain unchanged.

ITEM 3.           LEGAL PROCEEDINGS

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

                                     PART II

ITEM 5.   MARKET FOR THE  COMPANY'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
          MATTERS

IDENTIFICATION OF PRINCIPAL MARKET

                  The Company's Common Stock and Units (consisting of three shares of Common Stock and three Class A Warrants) are currently listed on the National Association of Securities Dealers, Inc. ("NASD") OTC Bulletin Board. The Common Stock and Units were traded in the over-the-counter market on the Nasdaq Stock Market ("Nasdaq"), under the respective symbols "DLTX" and "DLTXU" until May 22, 1992. On May 22, 1992, the Common Stock and Units were deleted from Nasdaq, because the Company did not meet certain maintenance requirements for continued inclusion on Nasdaq related to amounts for total assets, capital and surplus and minimum bid price. The Company intends to list the Common Stock and Units on the OTC Bulletin Board until such time as the Company satisfies the requirements for listing on Nasdaq. The Class A Warrants and Class B Warrants have not been traded on Nasdaq since October 25, 1989. On October 25, 1989, the Class A Warrants were deleted from the Nasdaq listing due to the fact that there were no longer any active market makers registered to trade these warrants. The Company plans to reapply when it meets all Nasdaq listing requirements; although, there can be no assurance that the Company will be able to meet these listing requirements.

                  The following tables set forth the range of high- and low-bid prices for the Company's Common Stock, Class A Warrants, and Units for each quarterly period beginning August 1, 1994 as reported by the NASD OTC Bulletin Board. The following over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

Fiscal 1995

Units                                          High           Low

1st Quarter Ended October 31, 1994             9/32           1/8
2nd Quarter Ended January 31, 1995              1/4           1/8
3rd Quarter Ended April 30, 1995                1/4           1/8
4th Quarter Ended July 31, 1995                 1/4           1/8

Common Stock

1st Quarter Ended October 31, 1994              .10           1/32
2nd Quarter Ended January 31, 1995              .09           1/32
3rd Quarter Ended April 30, 1995                .09           .04
4th Quarter Ended July 31, 1995                 .17           .05

Class A Warrants

1st Quarter Ended October 31, 1994              .01           .002
2nd Quarter Ended January 31, 1995              .002          .002
3rd Quarter Ended April 30, 1995                .002          .002
4th Quarter Ended July 31, 1995                 .02           .001

Fiscal 1996

Units                                           High             Low

1st Quarter Ended October 31, 1995              .25             .25
2nd Quarter Ended January 31, 1996              .25             .125
3rd Quarter Ended April 30, 1996                .25             .25
4th Quarter Ended July 31, 1996                 .25             .1875

Common Stock

1st Quarter Ended October 31, 1995              .14             .125
2nd Quarter Ended January 31, 1996              .125            .08
3rd Quarter Ended April 30, 1996                .125            .07
4th Quarter Ended July 31, 1996                 .09             .04

Class A Warrants

1st Quarter Ended October 31, 1996              .001            .001
2nd Quarter Ended January 31, 1996              .001            .001
3rd Quarter Ended April 30, 1996                .001            .001
4th Quarter Ended July 31, 1996                 .001            .001

Fiscal 1997

October 18, 1996                                .50             .125

Common Stock

October 18, 1996                                .06             .04

Class A Warrants

October 18, 1996                                .02              0


                  In April 1996, the Company extended the expiration date of its
Class A and Class B Warrants. The expiration date of the Company's Class A Warrants was extended from April 30, 1996 to April 30, 1997; the exercise price of the Class A Warrants remains $0.25. The expiration date of the Company's Class B Warrants was extended from April 30, 1997 to October 31, 1997; the exercise price of the Company's Class B Warrants remains $1.00. Under federal securities laws, the Company is unable to accept the exercise of any Class A or Class B Warrants until such time, if any, as the Company's independent auditors may express an opinion on the Company's financial statements without qualification, and the Company has an effective registration statement covering such warrants. At such time, if any, as the Company may accept such exercise, the Company intends to use any proceeds received from the exercise of its Class A and Class B Warrants for working capital, general corporate purposes and, if possible, the reinitiation of its research and development efforts.

HOLDERS OF COMMON EQUITY

                  The approximate number of holders of record of Common Stock of the Company, as of October 21, 1996, was as follows:

         Class                                         Number of Holders

         Common Stock                                         492
         $.01 par value

         Class A Warrants                                     202


DIVIDEND HISTORY

                  The Company has not paid or declared any dividends, cash or otherwise, since its inception in 1983. Management of the Company has no intention of paying cash dividends in the foreseeable future.

ITEM 6.           SELECTED FINANCIAL DATA

                  The following selected financial information for each of the five years ended July 31, 1996 and for the period from July 28, 1983 (the date of incorporation of the Company) to July 31, 1996 has been derived from the financial statements of the Company audited by KPMG Peat Marwick LLP, Independent Certified Public Accountants. The selected data should be read in conjunction with the financial statements, the related notes and the independent auditors' report, which contains an explanatory paragraph that states that the Company's recurring losses and working capital and total stockholders' deficits raise substantial doubt about the Company's ability to continue as a going concern and precludes the expression of an opinion on (i) the financial statements as of and for the years ended July 31, 1996, 1995 and 1994 and, (ii) the cumulative financial statements for the period July 28, 1983 (date of incorporation) to July 31, 1996. The financial statements and the selected financial data do not include any adjustments that might result from the outcome of this uncertainty.

                      July 28, 1983
                         (date of           Year Ended       Year Ended       Year ended       Year ended        Year ended
                      incorporation) to      July 31,          July 31,         July 31,        July 31,           July 31,
                        July 31, 1996          1996              1995             1994            1993               1992
Operations Data
 Revenues                 $4,591,097         $363,455         $295,941         $179,698         $511,381         $309,484
 Net loss                 (7,965,018)        (132,244)                         (389,827)        (534,639)        (391,229)
 Net loss per                 ($1.03)           ($.02)        (512,483)           ($.05)           ($.06)           ($.05)
  common share                                                   ($.06)



                                               1996             1995              1994             1993             1992
Balance Sheet Data
 Working capital
 (deficiency)                                ($880,697)       ($954,590)       $(464,967)       $(100,231)        $(17,445)
Total assets                                   313,620           78,822           74,462          369,353          525,080
Total liabilities                            1,375,942        1,008,900          492,057          399,521          259,764
Stockholders' equity                        (1,062,322)        (930,078)        (417,595)         (30,168)         265,316
(deficiency)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is in the developmental stage and has been principally engaged in research and development activities with the objective of developing and commercializing certain cost-reducing medical device and pharmaceutical technologies. Since inception in July 1983, the Company has derived a total of approximately $2,879,000 in revenues to date from initial developmental phase fees as part of licensing or cooperative development arrangements, royalty payments on sales of licensed antimicrobial products from sublicensees, SBIR grant revenue related to some of its pharmaceutical or device technologies, initial sales of its antimicrobial latex examination gloves, and the sale of two patents and know-how relating to the prevention and treatment of atopic diseases. In 1984, the Company successfully completed an initial public offering to raise working capital. Since that time, management of the Company has been working on a number of development projects which involve experimental and unproven technologies, some of which have and may require many years and substantial expenditures to complete, and which may be unsuccessful. Since March 1, 1994 and continuing to date, research and development efforts have been extremely limited, or in most cases put on hold, unless and until the Company can develop positive cash flow from its more fully developed technologies or raise additional financing. There can be no assurance that the Company will be able to develop or commercialize its product technologies in the future. Future revenues of the Company may be limited. Such commercialization activities may not result in sales of products on a profitable basis, and the Company may not have sufficient funds available to complete its research and development program or its applications for necessary regulatory clearances and approvals, or to remain in business while any products which may be developed from its technologies are marketed or are readied for the marketplace.

         In an effort to commercialize its more fully developed technologies, the Company had focused, from 1990 to March 1994, its research, development and commercialization efforts principally on its infection-reducing, antimicrobial technologies, including the manufacture and marketing through distributors of the Company's antimicrobial gloves and the licensing of other applications of the antimicrobial technology to larger companies. See "Item 1. Business" for a discussion of the dispute with the University concerning the license for the antimicrobial glove technology. In fiscal 1995 and 1996, the Company did not have any sales of its technologies or its antimicrobial medical gloves. During this period, the Company received revenues from royalty payments and development fees pursuant to two licenses with sublicensees of applications of the Company's antimicrobial medical technology. See "Item 1. Business - Technology Licensing Arrangements" in the Company's Annual Report on Form 10-K for the year ended July 31, 1996 for a discussion of the terms of the Patent Settlement Agreement dated as of January 1, 1995 among the Company, the University, Arrow and Becton Dickinson and the Modified Arrow License of October 1995. In fiscal 1993, the Company sold its technology for the prevention and treatment of atopic diseases to Beiersdorf, a German medical products company. See "Item 1. Business -
 Technology Licensing Arrangements" for a discussion concerning Beiersdorf's decision to abandon the projects for developing products under the two German patents Beiersdorf had acquired from the Company pursuant to the Patent Purchase Agreement between the Company and Beiersdorf of August 1992.

         The report of the Company's independent auditors on the Company's financial statements includes an explanatory paragraph which states that the Company's recurring losses and working capital and total stockholders' deficits raise substantial doubt about the Company's ability to continue as a going concern and precludes and has precluded the expression of an opinion on the Company's financial statements as of and for the years ended July 31, 1996, 1995 and 1994. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Because of the continued working capital deficit, management's plan in order to continue in operation for the next year is to continue to attempt to raise additional capital, while attempting to develop, market, license and sell its products, including its antimicrobial latex surgical and examination gloves, to establish positive cash flow for the Company. Furthermore, the Company will attempt to continue to curtail expenditures such as payroll, research and development projects and other discretionary expenditures, to the extent possible. The Company does not have any commitments to raise additional capital in the future, and there can be no assurance that the Company will be successful in any of its capital-raising efforts or that the Company can avoid liquidation. See Note 2 to Notes to Financial Statements.

         In October 1995, the Company received a one-time royalty payment of $600,000 from Arrow, of which 50% was paid in November 1995 to the University pursuant to the 1987 License Agreement. Additionally, in November 1995, the Company received $75,000 from Arrow to help fund the payment of legal costs incurred by the Company in connection with the Patent Interference Proceedings and the Patent Settlement Agreement. See "Results of Operations" and "Liquidity and Capital Resources."

         The discussion below should be reviewed together with the Company's Financial Statements and the Notes thereto.

RESULTS OF OPERATIONS

         From inception through July 31, 1996, the Company's principal sources of revenue have consisted of interest earned on short-term investments purchased with the proceeds from the 1984 public sale of Units, license fees, royalties, sale of patents and grants. The Company plans to attempt to raise additional capital while continuing to utilize cash, together with limited revenues from license fees, royalties from sales of licensed products by sublicensees and possible sales of antimicrobial gloves, to fund operations in fiscal 1997.

         During the fiscal years ended July 31, 1996, 1995 and 1994, revenues from license fees and royalties were $287,968, $295,829 and $178,022, respectively. Such revenues decreased slightly in fiscal 1996 compared to fiscal 1995 due to the elimination of one development phase payment from Arrow, which was replaced by nominal royalty payments received by the Company from Arrow based on limited sales of PSI units sold during the third and fourth quarters of fiscal 1996. Of the $287,968 in revenues received by the Company in fiscal 1996 from license fees and royalties, $91,549 was paid by Arrow to the Company and remitted by the Company to Becton Dickinson pursuant to the terms of the Patent Settlement Agreement. Revenues include the amortization of the $600,000 one-time royalty payment, which is being recognized quarterly through September 1, 2000. See Note 8 to Notes to Financial Statements. All of the Company's revenues in fiscal years 1996 and 1995 were derived from license fees and royalties received from its two sublicensees. There were no sales of the Company's antimicrobial examination and surgical gloves in fiscal years 1996 and 1995. The Company reduced the prices for both its examination and surgeons' gloves to more competitive levels. The Company maintains its belief that such lack of glove sales continues to be due to the difficulty it faces as a small company with extremely limited resources in introducing and marketing a new product internationally without the benefit of a domestic sales base or regulatory clearance by the FDA. See "Liquidity and Capital

Resources." It is unlikely that there will be sales of any of the Company's antimicrobial gloves in fiscal 1997. Additionally, in November 1995, the Company received $75,000 from Arrow to help fund the payment of legal costs incurred by the Company in connection with the Patent Interference Proceedings and the Patent Settlement Agreement. Interest income was $487, $112 and $1,676 during fiscal 1996, 1995 and 1994, respectively. Interest income continues to decrease, because the Company has continued to use its short-term investments for working capital. At July 31, 1996, the Company had $49,926 remaining in cash. See "Liquidity and Capital Resources" for a discussion of the Company's cash position as a result of the one-time Arrow payment.

         Operating expenses for the year ended July 31, 1996 consisted principally of general and administrative expenses. General and administrative expenses in the fiscal years ended July 31, 1996, 1995 and 1994 were $489,299, $808,424 and $381,554, respectively. In fiscal 1995, the Company incurred significant legal costs associated with the Patent Interference Proceedings and subsequent Patent Settlement Agreement. The decrease in such operating costs in 1996 as compared to 1995 was due primarily to the significant decrease of legal costs as a result of the Patent Settlement Agreement.

         The Company had extremely limited expenses of $6,400 related to research and development activities during the fiscal year ended July 31, 1996, which was paid to the University for the antimicrobial coating of tracheal suction catheters for a medical device manufacturer, who has expressed interest in a possible licensing arrangement with the Company. In fiscal 1995, there were no expenses related to research and development activities, although in fiscal 1994, the Company had research and development expenses of $72,923, as a result of finalizing the Research Agreement with the University to further develop the antimicrobial glove technology. See "Item 1. Business." The Company has continued its decision not to take on significant new research projects and continues to limit research efforts, if any, on its antimicrobial technology which it believes is more fully developed and has revenue-producing potential. However, certain research and development costs may increase due to additional patent filings and prosecution, payment of additional license fees to the University to obtain rights to improvements in the antimicrobial technology developed at the University, regulatory activities and further development and testing of applications of the antimicrobial technology to enhance commercialization efforts.

         As previously stated, the Company did not have any sales of its antimicrobial gloves or other technologies in fiscal year 1995 or 1996. However, in fiscal 1994, the cost of sales for antimicrobial gloves, in an amount of $115,048, represented the reserve on the unsold inventory of antimicrobial surgeons' gloves stored by Sime Health at its Malaysian factory and the advance payments for inventory of antimicrobial examination gloves not yet produced by Safeskin. In September 1995, the inventory of antimicrobial surgeons' gloves was shipped to Centre Medical Evangelique, Nyankunde, Zaire. See "Liquidity and Capital Resources."

         The Company sustained a net loss of $132,244 for the fiscal year ended July 31, 1996, a significant decrease from the net loss of $512,483 in the fiscal year ended July 31, 1995. The decrease in net loss is primarily due to the significant reduction in legal expenses as a result of the Patent Settlement Agreement.

LIQUIDITY AND CAPITAL RESOURCES

         At July 31, 1996, the Company had cash and cash equivalents of approximately $50,000, representing an increase of approximately $39,000 over the July 31, 1995 balance of cash and cash equivalents. This increase was principally due to the Company's receipt of the one-time $600,000 royalty payment received from Arrow in October 1995 (of which 50% was paid to the University in November 1995 pursuant to the terms of a 1987 license agreement). During the year ended July 31, 1996, the Company had an increase of $39,064 in cash flows from operations as compared to a deficit of $16,228 in cash generated by operations in the prior year. This change in cash flows from operations was primarily due to the receipt of the one-time advance royalty payment. In addition, the Company had a working capital deficit of $880,697 as of July 31, 1996. The Company is still in the developmental stage, and its business operations have only generated a nominal amount of revenues to date. The payment received from Arrow described above has enabled the Company to satisfy certain current and past due obligations to its creditors and to make substantial payments to the University as required under various licenses with the University. Although the Company has not satisfied all of its obligations to the University or the University's patent counsel, the Company is continuing its efforts to resolve such matters. The remaining funds have been, and will continue to be, used for working capital. It is expected that future cash flows will be substantially less than reported revenues due to the payment from Arrow described above.

         The Company is committed under an extension to its lease, expiring in June 1997 with a three month cancellation provision to pay, for the use of office space which requires monthly payments of approximately $1,850 including utilities for the fiscal year ending July 31, 1997.

         Since October 1987, all members of the Scientific Advisory Board have been, and are expected to continue to be, compensated on an "as needed," per diem basis. In fiscal 1996, no member of the Scientific Advisory Board received cash compensation.

         The Company has entered into agreements with third parties and research organizations, not including members of the Scientific Advisory Board, with respect to research and development and testing of certain of its technologies. In particular, see the discussion of the Company's arrangements with the University described under "Item 1. Business" and Note 10 to Notes to Financial Statements. Under the Research Agreement with the University, the Company is obligated to pay the University an aggregate of $100,000, of which $5,711 is outstanding as of July 31, 1996.

         The Company did not receive any revenue from product sales in fiscal year 1995 or 1996. The Company, at July 31, 1996, had prepayments to Safeskin Corp. in the amount of $60,613 (representing 3,000,000 antimicrobial examination gloves) as settlement for disputes with Safeskin. The Company has reserved the right to order the balance of the gloves due it from Safeskin when needed. As there is no cash outflow from the Company for these 3,000,000 such gloves when sold, other than a percentage royalty based on net sales of 1.67% payable to the University pursuant to a license agreement in principle, proceeds from gloves sales, if any, would be available to fund operations over the next year. There have been no sales of antimicrobial gloves since February 1993. The Company has reserved the advance payments for inventory owed it by Safeskin due to the uncertainty of realizability of such assets. Reference is made in Footnote 7 in the Financial Statements, and "Item 1. Business" regarding the dispute with the University over the license agreement for the antimicrobial glove technology.

         The Company continues to attempt to market its antimicrobial examination and surgical gloves directly or through distributors in Germany, parts of Western Europe, Canada, the Middle and Far East and North Africa, where it has clearances to market or where such clearances are not required. See "Item
1. Business - Governmental Regulation." In Canada and the United States, as well as in Europe, the examination glove market is a commodity market that is highly sensitive to price and much less responsive to product features. The Company's examination gloves currently bear a premium price due to the costs of subcontract manufacturing, the several layers of distribution required as well as the cost of the antimicrobial compounds used in manufacture. In contrast to examination gloves, surgeons' gloves command higher prices with significantly increased profit margins, are less sensitive to price, more responsive to product features such as antimicrobial protection and are targeted to a smaller, more cohesive user market with purchasing clout. Accordingly, in fiscal 1996, the Company focused its efforts on the sale of its surgeons' glove technology. The Company reduced the prices for its examination and surgeons' gloves to be more competitive. The Company believes the overall lack of any sales of antimicrobial surgeons' gloves and any sales of antimicrobial examination gloves since February 1993 is due to the difficulty it continues to face as a small company with extremely limited resources in introducing and marketing a product internationally without the benefit of a domestic sales base or regulatory clearance by the FDA. Therefore, there can be no assurance that the Company will be successful in selling its antimicrobial surgeons' or examination gloves or that it will have the financial resources required to undertake and sustain a manufacturing and marketing program for such gloves.
Reference is made to "Item 1. Business."

         As stated above, management has continued to curtail expenditures in many areas, including research and development projects and discretionary expenditures, in order to stay in business and to focus the Company's extremely limited resources in what it believes are the most promising areas of the Company's business in the near term. However, there can be no assurance that the Company will have sufficient funds to carry out these plans or to remain in business. In addition, further cost saving measures may be impossible and cost savings measures in the areas of research and development, regulatory clearances and marketing and sales may have an adverse effect on the Company's future operations. See "Item 1. Business." See also "Results of Operations." If the Company is unsuccessful in raising additional capital during fiscal year 1997, if there are no antimicrobial gloves sales, if there is no significant increase in license fees or royalties from sales of sublicensed products or if the University revokes licenses granted to the Company, the Company may be unable to continue as a going concern, even with further cost-cutting measures. To meet its long-term liquidity requirements, the Company must also generate sufficient income through operations or obtain additional financing as required, as to which there can be no assurance. For more information on the liquidity of the Company, see Note 2 to Notes to Financial Statements.

         If the Company raises additional capital, the Company plans to continue to seek increased revenue-producing opportunities through the search for additional license and patent purchase agreements involving corporate technology, attempt to obtain regulatory clearances to market its products, market and attempt to market certain products, such as its antimicrobial latex gloves, directly or through distributors to end users, and investigate merger, joint venture or acquisition possibilities with a suitable entity whose business may be complimentary to that of the Company. However, there can be no assurance that the Company will be successful in meeting its immediate or long-term liquidity requirements or that the Company can continue as a going-concern.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements required to be filed pursuant to this Item 8 are appended to this Report on Form 10-K. A list of the financial statements filed herewith is found at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

                  The following table sets forth certain information with respect to each of the present directors and executive officers of the Company.

       Name                     Age   Since    Position with the Company
Louis R.M. Del Guercio, M.D.    67     1983    Chairman of Board, Director, Member
                                               of Executive Committee

James O. Leonard                54     1988    Chairman of the Executive Committee,
                                               Director

Herbert J. Mitschele, Jr.       67     1983    Secretary, Treasurer, Chief Financial
                                               Officer, Director, Member of Executive
                                               Committee

Bruce Hausman, Esq.             66     1993    President, Chief Executive Officer, Director,
                                               Member of the Executive Committee

                  All directors hold office until the next annual meeting of stockholders of the Company or until their successors are elected and quality. Due to its extremely limited financial resources, the Company has not held an annual meeting of stockholders since July 1991. Executive officers hold office until their successors are elected and qualified, subject to earlier removal by the Board of Directors. See "Item 11. Executive Compensation" and "Item 12. Security Ownership of Certain Beneficial Owners and Management."

                  The principal occupations and business experience of each director and executive officer are as follows:

                  Louis R.M. Del Guercio, M.D. - Dr. Del Guercio is a Professor and the Chairman of the Department of Surgery at New York Medical College and Chief of Surgery at Westchester County Medical Center. He is also a Consultant in Surgery to ten hospitals in New York and Connecticut. Dr. Del Guercio has served on a number of national public advisory committees concerned with health care issues. He is a Colonel in the U.S. Army Reserves. Dr. Del Guercio's publications include three books and over 300 scientific articles. Dr. Del Guercio received his B.S. in 1949 from Fordham University and his M.D. in 1953 from Yale University School of Medicine.

                  James O. Leonard - Mr. Leonard is currently a principal in Sea Island Pharmaceuticals Inc., a privately owned pharmaceutical products company. From April 1988 until September 1991, Mr. Leonard served as President and Chief Executive Officer of the Company. Effective September 1, 1991, Mr. Leonard has served as Chairman of the Executive Committee and a member of the Board of Directors of the Company.

                  Herbert J. Mitschele, Jr. - Mr. Mitschele was Chairman of the Board of Robert J. Baer, Inc., a family-owned, ready-mix concrete company headquartered in Roseland, New Jersey, until his retirement in August, 1993. This company has two other divisions: Baer Enterprises, Inc., a real estate and trucking company, and Baer Aggregates, a quarrying company. Mr. Mitschele is owner and President of Ambassador Arabian Farms, Inc., a horse breeding company. He is a former director of Livingston National Bank and First Jersey National
West, banking institutions, and a director of Health Full-Life, a health maintenance organization. Mr. Mitschele graduated from Fordham University with a B.S. degree in Political Science and Administration in 1951.

                  Bruce Hausman, Esq. - On May 18, 1995, the Board of Directors of the Company appointed Bruce Hausman, Esq., a director and member of the Executive Committee since December 1993, to serve as President and Chief Executive Officer. Mr. Hausman served as Principal Executive Officer for Belding Heminway Company, Inc., a textile manufacturer and distributor from May 1992 to July 1993. He was Senior Vice President of Belding Heminway Company, Inc. from February 1988 to May 1992. He has served as a director of Plastigone Technologies, Inc., a biodegradable plastics manufacturing company, since August 1992, and was a director of Circa Pharmaceuticals Inc. from June 1990 until July 13, 1995, when Circa merged with Watson Pharmaceuticals, Inc. Mr. Hausman also serves as an honorary trustee of Beth Israel Medical Center in New York and a trustee of the Schnurmacher Nursing Home, a division of Beth Israel Medical Center, and was formerly chairman of its quality assurance committee. Mr.
Hausman received his Bachelor of Arts in Economics from Brown University in 1951, his Master of Science from the School of Business of the University with a major in Management and Marketing in 1952 and his Juris Doctor from New York Law School in 1979.

COMMITTEES OF THE BOARD

                  All members of the Company's Board of Directors serve on the Executive Committee. The Executive Committee, which has the plenary powers of the full Board of Directors, held executive sessions during certain meetings of the Board of Directors in fiscal 1996.

                  The Board of Directors' Audit Committee, which presently consists solely of Dr. Del Guercio, met once during the fiscal year ended July 31, 1996. The Company has no Nominating Committee, since changes or additions to the membership are considered by the full Board of Directors.

ITEM 11.          EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                  The following table sets forth information concerning the compensation received by the current Chief Executive Officer of the Company and the former President and Chief Operating Officer of the Company.

                                                                                     Long Term Compensation
                                        Annual Compensation                        Awards              Payouts

    Name and                                                    Other Annual                         All Other
Principal Position            Year   Salary ($)   Bonus($)     Compensation($)    Options (#)   Compensation ($)(1)
                              1996           --           --       --             250,000(2)          --
Bruce Hausman                 1995           --           --       --                 --              --
President, Chief Executive
Officer, Director and         1994           --           --       --             250,000             --
Member of the Executive
Committee

                              1996           --           --       --                 --              --
Harvey S.S. Miller,           1995           --   $60,601(3)       --                 --              --
President and Chief           1994   $43,384(4)           --       --                 --              --
Operating Officer (until
January 15, 1994)

     (1)  Does not include benefits generally available to all employees.

     (2) At a special meeting of the Board of Directors of the Company held on March 6, 1996, the Board of Directors granted a non-qualified option to Bruce Hausman to purchase an aggregate of 250,000 shares of Common Stock of the Company at an exercise price of $0.09 per share, based on the current market price at that time, in lieu of cash compensation for Mr. Hausman's services as President and Chief Executive Officer of the Company since May 1995.

     (3) On December 7, 1994, Mr. Miller resigned as a Director of the Company and from the Executive Committee and terminated his relationship as an independent consultant to the Company. On December 14, 1994, it was resolved by the Board of Directors that $25,601 be applied to Mr. Miller's outstanding loans as compensation for Mr. Miller's service to the Company from August 1, 1994 to December 31, 1994. The Board also awarded Mr. Miller a bonus of $35,000 in recognition of Mr. Miller's service to the Company from July 1983 through December 1994; such amount was awarded as of January 3, 1995. This amount was also applied to Mr. Miller's then outstanding loans owed to the Company.

     (4) Mr. Miller resigned his position as President and Chief Operative Officer on January 15, 1994. From November 5, 1993 until January 15, 1994, Mr. Miller served as President and Chief Operating Officer, during which time Mr. Miller had $18,077 of his compensation applied against the outstanding balance of his loan from the Company. Pursuant to a consulting arrangement with the Company which began in January 1994, he was compensated as a consultant at the same rate he received as President and his compensation of $31,923 from January 15, 1994 through July 31, 1994 was applied against the balance of his outstanding loan from the Company.

                  The following table sets forth information concerning the exercise of stock options granted to the former and current executive officers named in the table.

          Aggregated  Option  Exercises  in Last Fiscal Year and Fiscal Year End Option Values
                                                                                                      Value of
                                                                          Number of                  Unexercised
                                                                         Unexercised                In-the-Money
                                                                           Options                     Options
                                                                             at                          at
                                                                         FY/End (#)                  FY/End ($)

                    Shares Acquired                                     Exercisable/                Exercisable/
      Name          on Exercise (#)          Value Realized ($)         Unexercisable             Unexercisable(1)
Bruce Hausman             --                         --                    500,000(2)(3)                 --

Harvey S. S. Miller       --                         --            275,000/100,000(4)            $30,250/$11,000

     (1)  Based on a market price of $0.12 as of October 20, 1995.

     (2)  Pursuant to a November 1993 consulting agreement, Mr. Hausman received
          non-qualified   stock  options  to  purchase  250,000  shares  of  the
          Company's Common Stock at an exercise price of $0.13 per share.

     (3) At a special meeting of the Board of Directors of the Company held on March 6, 1996, the Board of Directors granted a non-qualified option to Bruce Hausman to purchase an aggregate of 250,000 shares of Common Stock of the Company at an exercise price of $0.09 per share, based on the current market price at that time, in lieu of cash compensation for Mr. Hausman's services as President and Chief Executive Officer of the Company since May 1995.

     (4) On July 23, 1991, the Company granted Mr. Miller a non-qualified stock option to purchase an aggregate of 100,000 shares of Common Stock at an exercise price of $0.01 per share exercisable when the Company receives FDA clearance or approval to market any of its antimicrobial products through July 23, 2001. On September 2, 1992, the Company granted Mr.Miller a non-qualified stock option to purchase an aggregate of 275,000 shares of Common Stock at an exercise price of $0.01 per share exercisable through September 2, 2002.

OTHER ARRANGEMENTS

                  The Board of Directors has agreed to pay to Mr. Leonard, the Chairman of the Board's Executive Committee, annual cash bonuses based on the Company's profitability, but only if such payments are reasonable in light of the Company's financial and cash flow position, and other incentives, such as compensation in the event of termination of his involvement with the Company due to death or due to a change in control of the Company, as long as he remains active with the Company and serves as Chairman of the Executive Committee and a director of the Company. Mr. Leonard did not receive any cash bonus for fiscal 1996.

                  In November 1993, the Company entered into a consulting arrangement with Mr. Bruce Hausman, in connection with which Mr. Hausman agreed to serve as a member of the Company's Board of Directors and Executive Committee. Mr. Hausman has received compensation consisting of non-qualified stock options to purchase an aggregate of 250,000 shares of the Company's Common Stock at an exercise price of $0.13 per share. Mr. Hausman is also eligible to receive a cash bonus of up to $60,000 to be granted solely within the discretion of the Board of Directors of the Company as the Company's cash flow permits or upon a change of control of the Company. On May 18, 1995, the Board of Directors appointed Mr. Hausman to serve as President and Chief Executive Officer of the Company. Mr. Hausman receives reimbursement of his reasonable expenses incurred in the conduct of the Company's business.

                  At a special meeting of the Board of Directors of the Company held on March 6, 1996, the Board of Directors granted a non-qualified option to Bruce Hausman to purchase an aggregate of 250,000 shares of Common Stock of the Company at an exercise price of $0.09 per share, based on the current market price at that time, in lieu of cash compensation for Mr. Hausman's services as President and Chief Executive Officer of the Company since May 1995.

                  Mr. Miller's qualified, incentive stock options to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $0.72, automatically terminated in accordance with their terms on March 7, 1995, three months after Mr. Miller's resignation. Mr. Miller currently holds (i)
nonqualified stock options, due to expire in September 2002, to purchase an aggregate of 275,000 shares of Common Stock at an exercise price of $0.01; and
(ii) nonqualified stock options, due to expire in July 2001, to purchase an aggregate of 100,000 shares of Common Stock at an exercise price of $0.01, which options will become exercisable upon the Company's receipt of clearance from the FDA to market products incorporating the Company's antimicrobial technology in the United States. Such nonqualified options were not affected by Mr. Miller's resignation or the forgiveness of his loan owed to the Company. See Note 11 to Notes to Financial Statements.

         Compensation of Directors

                  Non-salaried members of the Board of Directors are normally entitled to receive a fee of $2,000 per year. The annual fee includes compensation for attendance in person of up to four Board of Directors meetings in any fiscal year, plus $500 for attending in person any Board of Directors meetings in excess of four such meetings in any one fiscal year. During the fiscal year ended July 31, 1996, no annual fees for service on the Board of Directors were paid to any Director, regardless of eligibility to receive such fees. Non-salaried Directors also are entitled to receive $300 for attendance at each meeting of a Committee of the Board of Directors. On January 25, 1989, all members of the Executive Committee eligible to receive compensation for attendance at Executive Committee meetings agreed to waive all fees for attendance at such meetings. Such waiver of fees for attendance has continued to date. For a discussion of certain compensation paid to certain Directors see "Other Arrangements."

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                  The following table sets forth certain information, as of November 13, 1996 with respect to holdings of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the total number of shares of Common Stock outstanding as of such date. Each beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name in the following table, except as otherwise disclosed in the footnotes to the table or in the paragraph following the table:


                                     Amount and
                                      Nature of           Percentage of
Name and Address                     Beneficial            Outstanding
of Beneficial Owner                  Ownership(1)             Shares

James O. Leonard
106 Woodhaven Pointe
Athens, Georgia  30606                808,300                9.36%

Louis R.M. Del Guercio, M.D.
14 Pryer Lane
Larchmont, New York  10538            734,300                8.51%

W. David and Venus Anthony
20 Kristen Court
Towaco, New Jersey 07082            1,203,500               13.94%(2)

Herbert J. Mitschele, Jr.
141 Daly Road
Far Hills, New Jersey 07931           576,800(3)             6.68%

(1)      Reflects sole voting and investment power unless otherwise indicated.

(2) Includes 131,000 Class A Warrants. Exercise of a Class A Warrant entitles the holder to one share of Common Stock and one Class B Warrant. Exercise of a Class B Warrant entitles the holder to one share of Common Stock. The amount and nature of beneficial ownership is based on information contained in a Schedule 13D filed by Mr. Anthony, a copy of which was received by the Company on September 8, 1993, and information received orally from Mr. Anthony on November 13, 1996.

(3)      Includes 114,400 shares of Common Stock  beneficially  owned by Robert
         J. Baer, Inc., of which Mr. Mitschele is a control person, and 4,000 shares of Common Stock beneficially owned jointly by Mr. Mitschele and his wife. The 114,400 shares of Common Stock owned by Robert J. Baer, Inc. consist of 66,400 shares of Common Stock and 24,000 Class A Warrants. Exercise of a Class A Warrant entitles the holder to one share of Common Stock and one Class B Warrant. Exercise of a Class B Warrant entitles the holder to one share of Common Stock. The above table does not include: an aggregate of 18,000 shares of Common Stock beneficially owned by trusts of which Mr. Mitschele's daughters are the beneficiaries and his wife is the trustee. Mr. Mitschele disclaims beneficial ownership of such shares held in trust. The 18,000 shares of Common Stock beneficially owned by these trusts includes 6,000 shares of Common Stock and 6,000 Class A Warrants.

SECURITY OWNERSHIP OF MANAGEMENT

                  The following table sets forth, as of November 13, 1996, the number of shares of Common Stock of the Company beneficially owned by each current director and by all current directors and officers as a group.

                                         Number of
                                      outstanding shares
                                       of Common Stock        Percentage of
                                        beneficially           outstanding
Name                           Age       owned (1)               Shares
Louis R.M. Del Guercio, M.D.   67        734,300                  8.51%
James O. Leonard               54        808,300                  9.36%
Herbert J. Mitschele, Jr.      67        576,800(2)               6.68%
Bruce Hausman, Esq.            66        505,000(3)               5.85%

All Directors and Executive            2,624,400(1)(2)(3)        30.40%
  Officers as a group(3)
  (4 persons)

---------------------

1.   Sole voting and investment power unless otherwise indicated.

2. Includes 114,400 shares of Common Stock beneficially owned by Robert J. Baer, Inc. of which Mr. Mitschele is a control person, and 4,000 shares of Common Stock, beneficially owned jointly by Mr. Mitschele and his wife. The 114,400 shares of Common Stock owned by Robert J. Baer, Inc. consist of 66,400 shares of Common Stock and 24,000 Class A Warrants. Exercise of a Class A Warrant entitles the holder to one share of Common Stock and one Class B Warrant. Exercise of a Class B Warrant entitles the holder to one share of Common Stock. Does not include an aggregate of 18,000 shares of Common Stock beneficially owned by trusts of which Mr. Mitschele's daughters are the beneficiaries and his wife is the trustee. Mr. Mitschele disclaims beneficial ownership of such shares held in trust. The 18,000 shares of Common Stock beneficially owned by these trusts includes 6,000 shares of Common Stock and 6,000 Class A Warrants.

3. This figure includes 5,000 shares owned by Bruce Hausman through a Keough Plan Account and options to purchase an aggregate of 500,000 shares of Common Stock of the Company, which options are currently exercisable.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

                  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16 (a) forms they file.

                  To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements applicable to Herbert Mitschele, James Leonard and Louis DelGuercio were timely filed.

                  The Company has been advised that David and Venus Anthony have purchased an additional 78,000 shares of Common Stock during fiscal year 1996; however, the Company believes that, to date, no Schedule 13D has been filed on behalf of David and Venus Anthony relating to these shares.

                  Bruce Hausman was untimely with respect to the filing of his Form 5 on which he reported his receipt in March 1996 of options to purchase an aggregate of 250,000 shares of Common Stock. The applicable Form 5 was filed in October 1996. Mr. Hausman's receipt of stock options was the only reportable event for Mr. Hausman in fiscal 1996.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

                  The Company has purchased a number of patents and related know-how and rights to products from officers and directors of the Company and may be required to make royalty payments as further described below. Since the development of the products using such patents and rights is still uncertain, the Company does not know the value of such agreements.

                  If the Company completes development of and begins to market its sensor analyzer, or infrared detection system, the Company has agreed to pay Dr. Del Guercio royalty payments in amounts to be negotiated based upon the sale of such products.

                  The Company has been advised that none of the members of its Board of Directors or Scientific Advisory Board who is affiliated with universities or research institutions which may receive research funding or fellowship grants from the Company will derive any direct payments from any such funding or fellowship. However, certain of such persons may be deemed to derive indirect benefits from the Company's funding of the research programs described herein to the extent of their involvement in such research programs. Any such indirect benefits are to be distinguished from royalties which the

Company has agreed, or will in the future agree, to pay to certain of such persons from the commercial exploitation of the products resulting from any such research which is described above.

                  The Company has adopted a policy that no officer, director or affiliate may engage in any transactions with the Company or any of its subsidiaries unless such transactions have been approved by a majority of the Company's directors who have no interest in the transactions. The Company anticipates that all related party transactions will be on terms and conditions at least as favorable to the Company as the Company could obtain in dealing with unrelated parties.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

See Index to Financial Statements attached hereto.

(a)  The following documents are filed as part of this report.


Exhibit No. Description

3.1(b)    Certificate of Incorporation of the Company, as amended.

3.2(a)    By-laws of the Company.

4.1(a)    Underwriter's Option.

4.2(a)    Warrant   Agreement  among  Continental  Stock  Transfer  and  Trust
          Company, the Underwriter and the Company.

4.3(b) Form of Warrant Exercise Fee Agreement among Continental Stock Transfer and Trust Company, the Underwriter and the Company.

9.1(a) Shareholders Agreement among Herbert Mitschele, Anthony J. Crincoli, XOIL Energy Resources, Inc., Harvey S. Shipley Miller, Eric W. Goldman, Dr. Louis R.M. Del Guercio and Anthony W. Szabo, dated as of March 19, 1984.

10.8(a) Restricted Stock Purchase Agreement Respecting Shares of Common Stock with Harvey S.S. Miller and Eric W. Goldman, dated as of March 19, 1984.

10.9(a) Restricted Stock Purchase Agreement Respecting Shares of Class A Stock with Harvey S.S. Miller and Eric W. Goldman, dated as of March 19, 1984.

10.10(a) Restated and Amended Restricted Stock Agreement of Dr. Abraham Gelbart, dated March 19, 1984.

10.11(a) Schedule of Restricted Stock and Restated and Amended Restricted Stock Agreements substantially identical in all material respects to
          Exhibit 10.10.

10.12(a)  Employee Stock Option and Stock Appreciation Plan.

10.13(a) Agreement with New York Medical College concerning development of the Roentgen Densitometer, dated May 3, 1984.

10.14(a) Amendment No. 1 to Restricted Stock Purchase Agreement respecting shares of Common Stock with Harvey S.S. Miller and Eric W. Goldman, dated as of July 12, 1984.

10.15(c) Research Agreement with New York Medical College, dated July 3, 1985, concerning diagnostic hit for rheumatology.

10.16(c) Research and License Agreement with the University, dated January 11, 1985, with respect to antimicrobial compounds.

10.17(c) Correspondence with Drexel University, dated August 6, 1985, with respect to the breast cancer diagnostic system.

10.18(c) Agreement with NEA Tech, dated July 1, 1985, with respect to the infusion pump.

10.19(d)  Form of stock option agreement with Dr. Albert M. Kligman.

10.20(d) Letter Agreement with Dr. Albert M. Kligman, dated September 12, 1986, with respect to his membership on the Scientific Advisory Board.

10.21(b) Assignment of certain proprietary rights by Dr. Albert M. Kligman, dated February 4, 1987, regarding acne and wart medication.

10.22(b) Assignment of certain proprietary rights by Dr. Albert M. Kligman, dated February 10, 1987, regarding skin moisturizers.

10.23(b)* Assignment of certain proprietary rights by Dr. Albert M. Kligman, dated January 22, 1987, regarding certain compounds.

10.24(b) Letter Agreement with Dr. Vincent J. Cristofalo, dated May 20, 1987, with respect to his membership on the Scientific Advisory Board.

10.25(b)  Letter Agreement with Dr. Charles L. Fox., Jr., dated April 2, 1987.

10.26(b) Form of agreement with The Equity Group, Inc., a financial public relations firm.

10.27(h)  Employment Agreement with James O. Leonard, dated December 1, 1988.

10.28(h)  Stock Option  Agreement  with James O.  Leonard,  dated  December 1,
          1988.

10.29(i)  Letter Agreement with D.H. Blair & Co., Inc., dated July 14, 1989.

10.30(i) Form of Amendment No. 3 to Warrant Agreement with Continental Stock Transfer and Trust Company, dated as of July 23, 1990.

10.31(i)  Lease Agreement with I.C.E. Associates, dated May 24, 1989.

10.32(i)  Stock Option Agreement with Dr. Baruch S. Blumberg,  dated April 25,
          1989.

10.33(i)  Stock Option Agreement with Lester Sampath, dated April 25, 1989.

10.34(i) Stock Option Agreement with Dr. Charles L. Fox, Jr., dated April 25, 1989.

10.35(i)  Stock Option Agreement with Dr. Shanta Modak, dated April 25, 1989.

10.36(i)  Stock Option Agreement with Dr. Shanta Modak, dated April 25, 1989.

10.37(i)  Stock Option  Agreement  with Dr.  Irving  Millman,  dated April 25,
          1989.

10.38(i)  Stock Option  Agreement with Dr. Albert M. Kligman,  dated April 25,
          1989.

10.39(i)  Stock Option Agreement with Dr. Gerd Plewig, dated April 25, 1989.

10.40(j)  Arrow License Agreement, dated March 28, 1991.

10.41(k)  Letter of Intent with Bio Med  Sciences,  Inc.,  dated  November 13,
          1991.

10.42(k) Extension to Letter of Intent with Bio Med Sciences, Inc., dated February 6, 1992.

10.43(k)* License Agreement with Licensee dated May, 1992.

10.44(k)  Lease Extension Agreement with ICE Associates, dated May, 1992.

10.45(k) Nondisclosure, Confidentiality and Non-Circumvention Agreement with Oxymedyca, Inc., dated June 22, 1992.

10.46(k)* Patent Purchase Agreement with Beiersdorf AG, dated August 21, 1992.

10.47(k)* Option Agreement with Beiersdorf AG, dated August 24, 1992.

10.48(k) Amendment No. 3 to the Warrant Agreement with Continental Stock Transfer and Trust Company, dated August 27, 1992.

10.49(k)  Letter  Agreement  with Dr. Med.  Bodo Melnik,  dated  September 23,
          1992.

10.50(k) Non-qualified Stock Option Agreement with Dr. Med. Bodo Melnik, dated September 23, 1992.

10.51(k) Agreement with Shanta Modak, Ph.D. and the University, dated October 16, 1992.

10.52(k)  Letter  Agreement  with Dr. Med.  Gerd Plewig,  dated  September 23,
          1992.

10.53(l) Non-qualified Stock Option Agreement with Harvey S.S. Miller, dated as of September 2, 1992.

10.54(l) Amendment No. 3 to the Warrant Agreement with Continental Stock Transfer and Trust Company, dated August 31, 1993.

10.55(m)  Lease Extension Agreement with ICE Associates, dated June 1994.

10.56(l) Purchase Order and Manufacturing Agreement with Sime Health Limited, dated November 25, 1992.

10.57(l)  Agreement with Bruce Hausman, dated November 10, 1993.

10.58(m) Research Agreement dated as of March 1, 1993 between Daltex Medical Sciences, Inc. and the University.

10.59(m) Amendment No. 5 to the Warrant Agreement with Continental Stock Transfer and Trust Company, dated September 1, 1994.

10.60(m) Non-Qualified Stock Option Agreement with Dr. Abraham Gelbart, dated December 10, 1993.

10.61(m)  Non-Qualified   Stock  Option  Agreement  with  Diane  Fritz,  dated
          December 10, 1993.

10.62(n) Patent Settlement Agreement among Daltex Medical Sciences, Inc., The Trustees of the University, Becton Dickinson and Company and Arrow International, Inc. dated as of January 1, 1995.

10.63(p) Amendment No. 6 to the Warrant Agreement with Continental Stock Transfer and Trust Company, dated as of September 5, 1995.

10.64(p) Modified License Agreement between Daltex Medical Sciences, Inc. and Arrow International, Inc. dated as of October 27, 1995.

10.65(o)  Lease Extension Agreement with ICE Associates, dated June 1995.

10.66(q) Amendment No. 7 to the Warrant Agreement with Continental Stock Transfer and Trust Company, dated as of November 28, 1995.

10.67     Lease Extension Agreement with ICE Associates, dated June 1996.

10.68 Non-Qualified Stock Option Agreement between the Company and Bruce Hausman dated as of March 6, 1996.

28.1(b)   Incentive Stock Option Plan, as amended.

(a) Reference is made to the exhibits to Form S-1 Registration Statement (File No. 2-90089) which became effective on September 26, 1984.

(b) Reference is made to the exhibits to the Post-Effective Amendment No. 2 to Form S-1 Registration Statements (File Nos. 2-90089 and 2-93465) which was filed on August 3, 1987.

(c)       Reference  is made to the exhibits to the Form 10-K filed on October
          28, 1985.

(d) Reference is made to exhibits to the Form 10-K filed on November 11, 1986.

(e) Reference is made to the exhibits to the Post-Effective Amendment No. 3 to Form S-1 Registration Statements (File Nos. 2-90089 and 2-93465) which became effective on September 14, 1987.

(f) Reference is made to the exhibits to the Annual Report on Form 10-K for the fiscal year ended July 31, 1988.

(g) Reference is made to the exhibits to the Form 10-Q for the quarter ended October 31, 1987.

(h) Reference is made to the exhibits to the Form 10-Q for the quarter ended January 31, 1989.

(i) Reference is made to exhibits to the Annual Report on Form 10-K for the fiscal year ended July 31, 1989.

(j) Reference is made to the exhibits to the Form 10-K for the fiscal year ended July 31, 1991.

(k) Reference is made to the exhibits to the Form 10-K for the fiscal year ended July 31, 1992.

(l) Reference is made to the exhibits to the Form 10-K for the fiscal year ended July 31, 1993.

(m) Reference is made to the exhibits on Form 10-K for the fiscal year ended July 31, 1994.

(n) Reference is made to the exhibit to the Form 8-K filed on June 30, 1995.

(o) Reference is made to the exhibit to the Form 10-Q for the quarter ended April 30, 1995 filed on June 14, 1995.

(p) Reference is made to the exhibits to the Form 10-K for the fiscal year ended July 31, 1995.

(q) Reference is made to the exhibits to the Form 10-Q for the quarter ended October 31, 1995.

* The Registrant has requested confidential treatment from the Securities and Exchange Commission for this document, and, accordingly, has filed this document with the Securities and Exchange Commission.

Reports of the Company on Form 8-K for the fiscal quarter ended July 31, 1995

                 No Current Reports on Form 8-K were filed by the Company during the fiscal year ended July 31, 1996.

                                  SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     DALTEX MEDICAL SCIENCES, INC.



                                     By:  /s/ Bruce Hausman, Esq.
                                     ------------------------------------------
                                         Bruce Hausman, Esq.
                                         President & Chief Executive Officer


Dated:  November 14, 1996

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                              Title                        Date


/s/Dr. Louis R.M. Del Guercio     Director, Chairman          November 14, 1996
------------------------------    Board of Directors
Dr. Louis R.M. Del Guercio


/s/Bruce Hausman, Esq.            President, Chief            November 14, 1996
------------------------------    Executive Officer
Bruce Hausman, Esq.


/s/ James O. Leonard              Director, Chairman          November 14, 1996
------------------------------    of Executive Committee
James O. Leonard                  of Board of Directors


/s/Herbert J. Mitschele, Jr.      Director, Secretary,        November 14, 1996
------------------------------    Treasurer, Chief
Herbert J. Mitschele, Jr.         Financial Officer

                          Index to Financial Statements

                                                                          Page

Independent Auditors' Report .....................................         F-1


Financial Statements:
     Balance Sheets at July 31, 1996 and 1995 .....................        F-2
     Statements of Operations for the Period from July 28, 1983
        (Date of Inception) to July 31, 1996 and the
        Years ended July 31, 1996, 1995, and 1994..................        F-3
     Statements of Stockholders' Deficiency for the Period from
        July 28, 1983 (Date of Inception) to July 31, 1996 and the
        Years ended July 31, 1996, 1995 and 1994 ..................        F-4
     Statements of Cash Flows for the Period from July 28, 1983
        (Date of Inception) to July 31, 1996 and the
        Years ended July 31, 1996, 1995 and 1994 ..................  F-7 - F-8
     Notes to Financial Statements ................................        F-9


All schedules are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

                          Independent Auditors' Report


        The Board of Directors and Stockholders
        Daltex Medical Sciences, Inc.:


        We have audited the financial statements of Daltex Medical Sciences, Inc. (A Development Stage Enterprise) as listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to report on these financial statements based on the results of our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our report.

        The accompanying financial statements have been prepared assuming that Daltex Medical Sciences, Inc. will continue as a going concern. As discussed in note 2 to the financial statements, the Company has suffered recurring losses from operations and has working capital and total stockholders' deficiencies at July 31, 1996 and 1995. Furthermore, at July 31, 1996, 1995 and 1994 the Company could not demonstrate that it had sufficient liquidity to meet its routine operating costs for the next year. These circumstances raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        Because of the significance of the uncertainty discussed in the preceding paragraph, we are unable to express, and we do not express, an opinion on (1) the accompanying 1996, 1995 and 1994 financial statements, or (2) the accompanying statements of operations, stockholders' deficiency, and cash flows for the period from July 28, 1983 (date of inception) to July 31, 1996.

                                                KPMG Peat Marwick LLP
        Short Hills, New Jersey
        September 19, 1996

                          DALTEX MEDICAL SCIENCES, INC.
                        (A Development Stage Enterprise)

                                 Balance Sheets

                             July 31, 1996 and 1995


                                 Assets                                      1996              1995
Current assets:
     Cash and cash equivalents                                           $    49,926           10,862
     Other receivables                                                        15,319           43,448
     Prepaid royalty                                                          60,000               --
                                                                         -----------      -----------
                Total current assets                                         125,245           54,310

Office equipment, at cost, less accumulated depreciation and
     amortization                                                                 --            2,568
Patents, net of accumulated amortization of $134,246 and $115,677 in
     1996 and 1995, respectively
                                                                                  --           18,569
Prepaid royalty                                                              185,000               --
Other noncurrent assets                                                        3,375            3,375
                                                                         -----------      -----------
                                                                         $   313,620           78,822
                                                                         ===========      ===========

        Liabilities and Stockholders' Deficiency

Current liabilities:
     Accounts payable and accrued expenses                                   885,942        1,008,900
     Advanced royalty payments                                               120,000               --
                                                                         -----------      -----------
                Total current liabilities                                  1,005,942        1,008,900
                                                                         -----------      -----------

Advanced royalty payments                                                    370,000               --
                                                                         -----------      -----------

Stockholders' deficiency:
     Preferred Stock, par value $1.00 per share.  Authorized
        1,000,000 shares; no shares issued and outstanding in 1996
        and 1995                                                                  --               --
     Common Stock, par value $.01 per share.  Authorized 20,000,000 shares; 8,632,699 shares issued and outstanding in 1996
        and 1995
                                                                              86,327           86,327
     Additional paid-in capital                                            6,816,369        6,816,369
     Deficit accumulated during the development stage
                                                                          (7,965,018)      (7,832,774)
                Total stockholders' deficiency                            (1,062,322)        (930,078)

Commitments and contingencies
                                                                         $   313,620           78,822
                                                                         ===========      ===========


See accompanying notes to financial statements.

                          DALTEX MEDICAL SCIENCES, INC.
                        (A Development Stage Enterprise)

                            Statements of Operations

                     For the Period from July 28, 1983 (Date
                     of Inception) to July 31, 1996 and the
                    Years ended July 31, 1996, 1995 and 1994

                                                    July 28, 1983
                                                       (date of
                                                       inception)
                                                       to July 31,                   Year ended July 31
                                                         1996            1996               1995               1994
Revenues:
     Sale of technology                             $    300,000                --                --                --
     Sales                                               208,440                --                --                --
     License fees, grants and royalties                2,370,096           287,968           295,829           178,022
     Interest and other income                         1,712,561            75,487               112             1,676
                                                    ------------      ------------      ------------      ------------
                                                       4,591,097           363,455           295,941           179,698
                                                    ------------      ------------      ------------      ------------

Expenses incurred during the development stage:
        Cost of sales                                    313,243                --                --           115,048
        Research and development                       3,335,251             6,400                --            72,923
        General and administrative                     8,907,621           489,299           808,424           381,554
                                                    ------------      ------------      ------------      ------------
                                                      12,556,115           495,699           808,424           569,525
                                                    ------------      ------------      ------------      ------------

                         Net loss                   $ (7,965,018)         (132,244)         (512,483)         (389,827)
                                                    ============      ============      ============      ============

Net loss per common share                           $      (1.03)             (.02)             (.06)             (.05)
                                                    ============      ============      ============      ============

Weighted average number of shares outstanding
                                                       7,729,000         8,633,000         8,633,000         8,596,000
                                                    ============      ============      ============      ============

See accompanying notes to financial statements.

                          DALTEX MEDICAL SCIENCES, INC.
                        (A Development Stage Enterprise)

                     Statements of Stockholders' Deficiency

                        For the Period from July 28, 1983
                      (Date of Inception) to July 31, 1996

                                                                                                                     Common Stock
                                                                             Class A                                 to be issued
                                                 Common Stock              Common Stock        Additional      Shares
                                            Shares                     Shares                   paid-in        to be
                                            issued        Amount       issued      Amount       capital        issued       Amount

Issuance of shares pursuant to
stock subscriptions in August 1983            2,250   $       23           --   $       --      455,377            --    $       --
Issuance of shares for patents
 in August 1983                                 750            7           --           --        5,895            --            --
1,000-for-1 stock split in March 1984     2,997,000       29,970           --           --      (29,970)           --            --
Issuance of shares for cash to members
 of the Scientific Advisory Board
     in March 1984                          452,930        4,529           --           --           --            --            --
Issuance of shares for cash to two
officers/stockholders/directors in
     March 1984                             300,000        3,000           --           --       12,000            --            --
Issuance of shares for cash to two
officers/stockholders/directors in
     March 1984                                  --           --      600,000        6,000           --            --            --
Common Stock to be issued
 upon execution of agreement                     --           --           --           --           --       115,310         1,153
Common Stock to be issued
 to university                                   --           --           --           --       37,312        18,750           188
Net loss                                         --           --           --           --           --            --            --
                                         ----------   ----------   ----------   ----------   ----------    ----------    ----------
Balance at July 31, 1984                  3,752,930       37,529      600,000        6,000      480,614       134,060         1,341

Net proceeds from public offering         3,450,000       34,500           --           --    5,514,063            --            --
Issuance of Common Stock
previously held as "to be issued"
                                            134,060        1,341           --           --           --      (134,060)       (1,341)
Issuance of shares to an officer             50,000          500           --           --       24,500            --            --
Net loss                                         --           --           --           --           --            --            --
                                         ----------   ----------   ----------   ----------   ----------    ----------    ----------
Balance at July 31, 1985                  7,386,990       73,870      600,000        6,000    6,019,177            --            --

Net loss                                         --           --           --           --           --            --            --
                                         ----------   ----------   ----------   ----------   ----------    ----------    ----------
Balance at July 31, 1986                  7,386,990       73,870      600,000        6,000    6,019,177            --            --

Net loss                                         --           --           --           --           --            --            --
                                         ----------   ----------   ----------   ----------   ----------    ----------    ----------
Balance at July 31, 1987                  7,386,990       73,870      600,000        6,000    6,019,177            --            --



                                                     Deficit
                                                    accumulated
                                       Stock        during the      Treasury Stock
                                      purchase      development    Shares
                                     receivable       stage         held       Amount      Total

Issuance of shares pursuant to
 stock subscriptions in August 1983        -             --         -     $       --        455,400
Issuance of shares for patents
 in August 1983                            -             --         -             --          5,902
1,000-for-1 stock split in March 1984      -             --         -             --             --
Issuance of shares for cash to members
 of the Scientific Advisory Board
     in March 1984                         -             --         -             --          4,529
Issuance of shares for cash to two
 officers/stockholders/directors in
     March 1984                            -             --         -             --         15,000
Issuance of shares for cash to two
 officers/stockholders/directors in
     March 1984                            -             --         -             --          6,000
Common Stock to be issued upon
 execution of agreement                    -             --         -             --          1,153
Common Stock to be issued
 to university                             -             --         -             --         37,500
Net loss                                   -       (171,180)        -             --       (171,180)
                                           -     ----------         -     ----------     ----------
Balance at July 31, 1984                   -       (171,180)        -             --        354,304

Net proceeds from public offering          -             --         -             --      5,548,563
Issuance of Common Stock
 previously held as "to be issued"
                                           -             --         -             --             --
Issuance of shares to an officer           -             --         -             --         25,000
Net loss                                   -       (980,486)        -             --       (980,486)
                                           -     ----------         -     ----------     ----------
Balance at July 31, 1985                   -     (1,151,666)        -             --      4,947,381

Net loss                                   -       (993,539)        -             --       (993,539)
                                           -     ----------         -     ----------     ----------
Balance at July 31, 1986                   -     (2,145,205)        -             --      3,953,842

Net loss                                   -       (753,951)        -             --       (753,951)
                                           -     ----------         -     ----------     ----------
Balance at July 31, 1987                   -     (2,899,156)        -             --      3,199,891


                          DALTEX MEDICAL SCIENCES, INC.
                        (A Development Stage Enterprise)

                Statements of Stockholders' Deficiency, Continued


                                                                                                                  Common Stock
                                                                                Class A                           to be issued
                                                 Common Stock                 Common Stock     Additional     Shares
                                              Shares                       Shares                paid-in      to be
                                              issued       Amount          issued     Amount      capital     issued        Amount
Issuance of shares pursuant to a
  public relations agreement                    24,000         $240           --  $       --      20,760           --  $       --
Issuance of shares in lieu of cash
  payments to members of the
  Scientific Advisory Board                    240,000        2,400           --          --     147,600           --
Issuance of shares in exchange for patents     200,000        2,000           --          --     125,500           --          --
Issuance of shares pursuant to an
  employment agreement                          50,000          500           --          --      48,000           --          --
Purchase of Treasury Stock                          --           --           --          --          --           --          --
Issuance of shares pursuant to
  exercise of stock options                    100,000        1,000           --          --     111,500           --          --
Warrant offering costs                              --           --           --          --     (30,000)          --          --
Net loss                                            --           --           --          --          --           --          --
                                               -------    ---------       ------     -------       -----    ---------     -------
Balance at July 31, 1988                     8,000,990       80,010      600,000       6,000   6,442,537           --          --

Cancellation of Treasury Stock                 (38,291)        (383)          --          --    (112,117)          --          --
Issuance of shares to an officer                50,000          500           --          --      34,500           --          --
Issuance of shares to a director
  for services performed                        35,000          350           --          --      26,994           --          --
Issuance of shares to the estate
  of a former officer                           25,000          250           --          --      11,000           --          --
Issuance of shares to a consultant              10,000          100           --          --       9,400           --          --
Net loss                                            --           --           --          --          --           --          --
                                             ---------    ---------       ------     -------       -----    ---------     -------
Balance at July 31, 1989                     8,082,699       80,827      600,000       6,000   6,412,314           --          --

Net loss                                            --           --           --          --          --           --          --
                                             ---------    ---------       ------     -------       -----    ---------     -------
Balance at July 31, 1990                     8,082,699       80,827      600,000       6,000   6,412,314           --          --

Net loss                                            --           --           --          --          --           --          --
                                             ---------    ---------       ------     -------       -----    ---------     -------
Balance at July 31, 1991                     8,082,699       80,827      600,000       6,000   6,412,314           --          --

Issuance of shares to a
  director and former officer                  400,000        4,000           --          --     158,000           --          --
Net loss                                            --           --           --          --          --           --          --
                                             ---------    ---------       ------     -------       -----    ---------     -------
Balance at July 31, 1992                     8,482,699       84,827      600,000       6,000   6,570,314           --          --

Issuance of options/common
  stock to be issued                                --           --           --          --     239,155      150,000       1,500
Net loss                                            --           --           --          --          --           --          --
                                             ---------    ---------       ------     -------       -----    ---------     -------
Balance at July 31, 1993                     8,482,699       84,827      600,000       6,000   6,809,469      150,000       1,500



                                                               Deficit
                                                             accumulated
                                                 Stock        during the         Treasury Stock
                                                purchase      development      Shares
                                               receivable        stage          held       Amount        Total

Issuance of shares pursuant to a
  public relations agreement                         --            --            --   $        --        21,000
Issuance of shares in lieu of cash
  payments to members of the
  Scientific Advisory Board                          --            --            --            --       150,000
Issuance of shares in exchange for patents           --            --            --            --       127,500
Issuance of shares pursuant to an
  employment agreement                               --            --            --            --        48,500
Purchase of Treasury Stock                           --            --        38,291      (112,500)     (112,500)
Issuance of shares pursuant to
  exercise of stock options                          --            --            --            --       112,500
Warrant offering costs                               --            --            --            --       (30,000)
Net loss                                             --      (862,215)           --            --      (862,215)
                                                 ------    ----------        ------        ------     ----------
Balance at July 31, 1988                             --    (3,761,371)       38,291      (112,500)    2,654,676

Cancellation of Treasury Stock                       --            --       (38,291)      112,500            --
Issuance of shares to an officer                     --            --            --            --        35,000
Issuance of shares to a director
  for services performed                             --            --            --            --        27,344
Issuance of shares to the estate
  of a former officer                                --            --            --            --        11,250
Issuance of shares to a consultant                   --            --            --            --         9,500
Net loss                                             --      (883,528)           --            --      (883,528)
                                                 ------    ----------        ------        ------     ----------
Balance at July 31, 1989                             --    (4,644,899)           --            --     1,854,242

Net loss                                             --      (622,172)           --            --      (622,172)
                                                 ------    ----------        ------        ------     ----------
Balance at July 31, 1990                             --    (5,267,071)           --            --     1,232,070

Net loss                                             --      (737,525)           --            --      (737,525)
                                                 ------    ----------        ------        ------     ----------
Balance at July 31, 1991                             --    (6,004,596)           --            --       494,545

Issuance of shares to a
  director and former officer                        --            --            --            --       162,000
Net loss                                             --      (391,229)           --            --      (391,229)
                                                 ------    ----------        ------        ------     ----------
Balance at July 31, 1992                             --    (6,395,825)           --            --       265,316

Issuance of options/common
  stock to be issued                             (1,500)           --            --            --       239,155
Net loss                                             --      (534,639)           --            --      (534,639)
                                                 ------    ----------        ------        ------     ----------
Balance at July 31, 1993                         (1,500)   (6,930,464)           --            --       (30,168)

                          DALTEX MEDICAL SCIENCES, INC.
                        (A Development Stage Enterprise)

                Statements of Stockholders' Deficiency, Continued

                                                                                                     Common Stock
                                                                     Class A                         to be issued
                                            Common Stock           Common Stock     Additional    Shares
                                         Shares                 Shares               paid-in      to be
                                         issued     Amount      issued     Amount    capital      issued      Amount
Issuance of options                           --  $      --         --   $      --         900         --   $      --
Issuance of common stock to be
 issued/forgiveness of stock purchase
     receivable                          150,000      1,500         --          --          --   (150,000)     (1,500)
Termination of Class A Common Stock           --         --   (600,000)     (6,000)      6,000         --          --
Net loss                                      --         --         --          --          --         --          --
                                       ---------     ------    -------       -----   ---------    -------       -----
Balance at July 31, 1994               8,632,699     86,327         --          --   6,816,369         --          --

Net loss                                      --         --         --          --          --         --          --
                                       ---------     ------    -------       -----   ---------    -------       -----
Balance at July 31, 1995               8,632,699     86,327         --          --   6,816,369         --          --
Net loss                                      --         --         --          --          --         --          --
                                       ---------     ------    -------       -----   ---------    -------       -----
Balance at July 31, 1996               8,632,699    $86,327         --   $      --   6,816,369         --   $      --
                                       =========     ======    =======       =====   =========    =======       =====



                                                      Deficit
                                                    accumulated
                                          Stock      during the       Treasury Stock
                                         purchase   development     Shares
                                        receivable     stage         held       Amount     Total
Issuance of options                    $       --          --         --    $       --         900
Issuance of common stock to be
 issued/forgiveness of stock purchase
     receivable                             1,500          --         --            --       1,500
Termination of Class A Common Stock            --          --         --            --          --
Net loss                                       --    (389,827)        --            --    (389,827)
                                         --------  ----------      -----         -----  ----------
Balance at July 31, 1994                       --  (7,320,291)        --            --    (417,595)

Net loss                                       --    (512,483)        --            --    (512,483)
                                         --------  ----------      -----         -----  ----------
Balance at July 31, 1995                       --  (7,832,774)        --            --    (930,078)

Net loss                                       --    (132,244)        --            --    (132,244)
                                         --------  ----------      -----         -----  ----------
Balance at July 31, 1996               $       --  (7,965,018)        --    $       --  (1,062,322)
                                         ========  ==========      =====         =====  ==========


See accompanying notes to financial statements.

                          DALTEX MEDICAL SCIENCES, INC.
                        (A Development Stage Enterprise)

                            Statements of Cash Flows

                     For the Period from July 28, 1983 (Date
                     of Inception) to July 31, 1996 and the
                    Years ended July 31, 1996, 1995 and 1994

                                                       July 28, 1983
                                                         (date of
                                                        inception)
                                                        to July 31,                 Year ended July 31
                                                          1996               1996           1995            1994
Cash flows from operating activities:
 Net loss                                              $(7,965,018)       (132,244)       (512,483)       (389,827)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Noncash compensation charges                           889,130              --          60,601          50,900
    Depreciation and amortization expense                  310,234          21,137          22,860          22,691
    Write-off of patents                                   105,221              --              --              --
    Write-off of inventory and advance
      payments for inventory                               115,048              --              --         115,048
    Recovery of bad debts due from officer                      --              --         (60,601)        (50,000)
    Loss on disposal of equipment                           53,386              --              --              --
    Loss on sale of U.S. Government obligations and
      other short-term investments                           2,999              --              --              --
    Forgiveness of stock subscription receivable             1,500              --              --           1,500
    Changes in operating assets and liabilities:
      Decrease (increase) in grant and other
        receivables, net                                   (15,319)         28,129         (43,448)             --
      Increase in inventory                                (54,435)             --              --              --
      Decrease in advance payments for inventory           (60,613)             --              --              --
      Increase in prepaid royalty                         (245,000)       (245,000)             --              --
     (Decrease) increase in accounts payable
       and accrued expenses                                888,264        (122,958)        516,843          92,536
      Increase in advanced royalty payments                490,000         490,000              --              --
                                                       -----------     -----------     -----------     -----------
        Net cash provided by (used in)
          operating activities                          (5,484,603)         39,064         (16,228)       (157,152)
                                                       -----------     -----------     -----------     -----------

                          DALTEX MEDICAL SCIENCES, INC.
                        (A Development Stage Enterprise)

                       Statements of Cash Flows, Continued

                                                   July 28, 1983
                                                      (date of
                                                      inception)
                                                     to July 31,                Year ended July 31
                                                        1996            1996           1995              1994
Cash flows from investing activities:
  Purchases of short-term investments               $(8,813,987)             --             --              --
  Maturities of short-term investments                8,810,988              --             --              --
  Purchase of office equipment                         (159,370)             --             --              --
  Purchase of patents                                  (171,750)             --             --              --
  Increase in due from officer                         (110,601)             --             --              --
  Increase in other assets                              (30,095)             --             --              --
                                                    -----------     -----------    -----------     -----------
            Net cash used in investing
              activities                               (474,815)             --             --              --
                                                    -----------     -----------    -----------     -----------

Cash flows from financing activities - proceeds
  from sale of Common Stock and Warrants, net         6,009,344              --             --              --
                                                    -----------     -----------    -----------     -----------
            Net increase (decrease) in cash
              and cash equivalents                       49,926          39,064        (16,228)       (157,152)

Cash and cash equivalents at beginning of period             --          10,862         27,090         184,242
                                                    -----------     -----------    -----------     -----------
Cash and cash equivalents at end of period              $49,926          49,926         10,862          27,090
                                                    ===========     ===========    ===========     ===========

See accompanying notes to financial statements.

                          DALTEX MEDICAL SCIENCES, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                             July 31, 1996 and 1995

(1)       Summary of Significant Accounting Policies

         (a)    Organization

                Daltex Medical Sciences, Inc. (a development stage enterprise) (the Company) was organized under the laws of the State of Delaware on July 28, 1983, principally to engage in research and development activities with the objective of developing and commercializing certain cost-reducing medical device and pharmaceutical technologies.

                Since inception, the Company has been engaged in organizational activities, including recruitment of officers, employees and members of its Scientific Advisory Board (SAB); research and development of medical device and pharmaceutical products, including the testing of prototypes; securing or attempting to secure rights to medical device and pharmaceutical product technologies; licensing, selling and attempting to license certain technologies to domestic and foreign companies; and marketing or attempting to market certain antimicrobial device technology.

         (b)    Office Equipment

                Office equipment was stated at cost. As of July 31, 1996, all such equipment has been fully depreciated and amortized. Depreciation and amortization of office equipment was computed using the straight-line method over the estimated useful lives of the respective assets or over the shorter of the lease term or estimated useful life. Maintenance and repairs are charged to operations as incurred, while renewals and improvements are capitalized.

         (c)    Cash and Cash Equivalents

                The Company considers securities with maturities of three months or less, when purchased, to be cash equivalents.

         (d)    Financial Instruments

                The carrying values of the Company's financial instruments at July 31, 1996 approximate their estimated fair values. The following methods and assumptions were used to estimate the fair value of the Company's financial instruments:

                        Cash and Cash Equivalents

                        The carrying amount approximates fair value due to the short-term nature of these instruments.

                          DALTEX MEDICAL SCIENCES, INC.
                        (A Development Stage Enterprise)

                    Notes to Financial Statements, Continued

 (1)     Summary of Significant Accounting Policies, cont.

         (d)    Financial Instruments, cont.

                         Other Receivables, Prepaid Royalty and Advanced Royalty Payments

                         The carrying value is comparable to the estimated fair value.

                         Accounts Payable and Accrued Expenses

                         The carrying amount reported in the balance sheets for accounts payable and accrued expenses approximates fair value.

         (e)    Net Loss Per Common Share

                Net loss per common share is based on the weighted average number of common shares outstanding and common shares which the Company is obligated to issue pursuant to agreements for which no payment is required (determined to be outstanding as of the date on which they were committed by the Company). Common shares which are issuable upon the exercise of stock options and warrants are excluded from the loss per share computation because the effect of their inclusion would be antidilutive.

         (f)    Revenue Recognition

                Product sales revenue is recognized upon shipment of goods. Contract revenue under license agreements is recognized as earned in accordance with the terms of the related agreements. Payments due under research grants are recognized as revenue as the related research expenses are incurred and in accordance with the specific terms of the respective grants. Payments received in advance of performance under license agreements and research grants are deferred and recognized as revenue when earned.

         (g)    Research and Development Costs

                All research and development costs are expensed as incurred.

         (h)    Patents

                Patent costs were amortized over a maximum of 17 years or the remaining useful life, whichever was shorter. The patents are fully amortized at July 31, 1996.

                          DALTEX MEDICAL SCIENCES, INC.
                        (A Development Stage Enterprise)

                    Notes to Financial Statements, Continued

 (1)     Summary of Significant Accounting Policies, cont.

         (i)    Income Taxes

                The Company utilizes Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes." FAS 109 requires the asset and liability method of accounting for deferred tax assets and liabilities. Such assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and the benefits arising from the realization of operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under FAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of the tax rate change.

         (j)    Use of Estimates

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (k)    Reclassifications

                Certain reclassifications were made to the 1995 and 1994 financial statements to conform with the 1996 presentation.

 (2)     Liquidity

         The accompanying financial statements have been prepared on a going concern basis which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company has accumulated a deficit as of July 31, 1996 of $7,965,018 ($7,832,774 at July 31, 1995). As of July 31,
         1996 and 1995, the Company has $49,926 and $10,862, respectively, in cash and cash equivalents, working capital deficits of $880,697 and $954,590, respectively, and total stockholders' deficiencies of $1,062,322 and $930,078, respectively. The limited current cash balances and significant financial obligations raise substantial doubt that the Company will be able to meet its routine operating costs for all of fiscal 1997. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

                          DALTEX MEDICAL SCIENCES, INC.
                        (A Development Stage Enterprise)

                    Notes to Financial Statements, Continued

 (2)     Liquidity, cont.

         Management's plan in order to continue in operation for the next year is to attempt to raise additional capital while still attempting to develop, market, license and sell its products. There can be no assurance, however, that the Company will have sufficient funds to carry out its plans or that it will be able to develop, manufacture or successfully market any of its products. Future revenues of the Company may be limited; sales, if any, may not be profitable; and the Company may not have sufficient funds available to restart its research and development programs or to market any products which it may develop. To meet its future liquidity requirements, the Company will be required to generate sufficient income through operations or obtain additional financing as required, of which there is no assurance. The Company is also continuing to examine merger, acquisition and joint venture possibilities.

 (3)     Capital Stock

         At July 31, 1996 and 1995, the Company's authorized capital stock consisted of 1,000,000 shares of Preferred Stock, par value $1.00 per share (none of which has been issued), and 20,000,000 shares of Common Stock, par value $.01 per share. In addition, 600,000 shares of Class A Common Stock, par value $.01 per share, had been authorized but expired on July 31, 1994. The holders of the Preferred Stock would have voting rights, dividend rights and conversion rights as authorized by the Board of Directors (the Board) upon issuance of such Preferred Stock.

         In September 1984, five stockholders paid the Company an additional $.45 per share ($342,900) for an aggregate of 762,000 shares of Common Stock issued to them in August 1983 in response to a position taken by the National Association of Securities Dealers, Inc. as to underwriting compensation in connection with the Company's public offering. This amount was recorded at July 31, 1984.

         In October and November 1984, the Company issued 1,150,000 Units at a price of $6.00 per Unit in connection with an initial public offering. Each Unit consists of three shares of Common Stock and three Class A
         Warrants. Exercise of each Class A Warrant, at a price of $3.25, subject to adjustment under certain circumstances, entitles the holder to receive one share of Common Stock and one Class B Warrant until April 30, 1997 (expiration date extended in April 1996); exercise of each Class B Warrant, at a price of $5.00, subject to adjustment under certain circumstances, entitles the holder to receive one share of Common Stock until October 31, 1997 (expiration date extended in April
         1996). Under certain circumstances, the Company has the right to call the Class A and Class B Warrants at $.10 per Warrant; the exercise prices for the aforementioned Warrants were reduced in September 1995 from $3.25 to $.25 and $5.00 to $1.00, respectively.

                          DALTEX MEDICAL SCIENCES, INC.
                        (A Development Stage Enterprise)

                    Notes to Financial Statements, Continued

 (3)     Capital Stock, cont.

         In March 1985, in connection with a research and development agreement (see note 6), the Company issued 115,310 shares of Common Stock to a director of the Company, a member of its SAB and an associate, and 18,750 shares to a university involved with the research. Such shares had been recorded as "shares to be issued" at July 31, 1984 and were issued in 1985.

         In July 1985, the Company issued 50,000 shares of Common Stock for $.01 per share to an officer. The difference between the issue price and the fair value, which was determined by an investment banker who is a related party, on the date of issuance was recorded as compensation expense.

         On July 15, 1986, pursuant to a one-year agreement for public relations services, the Company agreed to pay $1,500 each month and issue 2,000 shares of Common Stock each month for the term of the agreement. In 1988, 24,000 shares were issued, as well as options for an additional 6,000 shares of Common Stock, for no consideration.

         The Company entered into two agreements in 1987 pursuant to which individuals assigned their rights to patents to the Company. One of these agreements was entered into with a director and member of the SAB whereby the Company has issued 150,000 shares of Common Stock at no consideration. The fair value of such shares was capitalized as patent cost. The Company also agreed to pay the estate of such individual one third of any royalties received by the Company from net sales of products by any licensee. The second agreement was entered into with a member of the SAB and another individual for the assignment of a patent application and certain products to the Company. In consideration, the Company issued 50,000 shares of Common Stock, the fair value of which was capitalized as patent costs, and granted options to purchase an additional 80,000 shares of Common Stock to the SAB member and 25,000 shares of Common Stock to the individual. Such options were issued at prices ranging between $.625 and $3.25, the fair value at the respective dates of grant.

         On January 1, 1987, the Company entered into an agreement with six members of its SAB regarding future compensation for their services. Under the terms of the arrangement, each of the members received 40,000 shares of Common Stock of the Company in lieu of an annual retainer of $25,000. As of January 1, 1987, such shares represented an aggregate market value of $150,000, which was recorded as research and development expense over the period of the agreement.

         On December 17, 1986, the Company agreed to establish a trust fund with an aggregate of 25,000 shares of the Company's Common Stock for the children of a former executive who was killed in an automobile accident. Such shares were issued on July 31, 1989. In addition, the Company forgave an outstanding loan of $25,000 and paid the executive's widow a $5,000 death benefit. The fair

                          DALTEX MEDICAL SCIENCES, INC.
                        (A Development Stage Enterprise)

                    Notes to Financial Statements, Continued

 (3)     Capital Stock, cont.

         value of the shares on December 17, 1986, the forgiveness of the loan and the death benefit paid were charged to general and administrative expense for the year ended July 31, 1987. In September 1987, the executive's widow exercised an option to acquire 100,000 shares of Common Stock, such option having previously been granted to her late husband, for a total consideration of $112,500. The transaction was financed by redeeming 38,291 previously held shares of Common Stock whose market value represented the total consideration due. Such shares were recorded as Treasury Stock at July 31, 1988 and were cancelled effective August 1, 1988.

         Pursuant to the terms of an employment agreement with an officer, dated February 23, 1987, the Company issued, in quarterly installments, an aggregate of 50,000 shares of Common Stock at a purchase price of $.01 per share. At July 31, 1988, the Company had recorded approximately $48,000 of compensation expense which represented the fair value of the vested shares as of the date of grant. In addition, such officer was granted options to acquire 50,000 shares of the Company's Common Stock at $1.94 per share (fair value at date of grant). On October 17, 1988, such officer was issued an additional 50,000 shares of Common Stock at a purchase price of $.01 per share, resulting in $34,000 of compensation expense being recorded during the year ended July 31, 1989.

         In May 1988, the Company agreed to issue 35,000 shares of Common Stock at a purchase price of $.01 per share to a director of the Company as compensation for past services performed. The fair value of the shares on such date was charged to general and administrative expense for the year ended July 31, 1988. Such shares were issued during the year ended July 31, 1989.

         On September 1, 1988, the Company agreed to issue 10,000 shares of Common Stock at a purchase price of $.01 to a consultant as compensation for services performed. The fair value of the shares on such date was charged to general and administrative expense for the year ended July 31, 1989.

         In September 1992, the Company entered into an agreement to issue 75,000 shares of Common Stock to each of the two inventors of certain technology assigned to the Company at a price of $.01 per share (see note 8). The Company recorded a charge in fiscal 1993 of $36,000 related to fair value of such shares. In fiscal 1994, the shares were issued and the subscription receivable was forgiven by the Company.

                          DALTEX MEDICAL SCIENCES, INC.
                        (A Development Stage Enterprise)

                    Notes to Financial Statements, Continued

 (3)     Capital Stock, cont.

         On March 6, 1996, the Board agreed to issue a law firm 50,000 shares of Common Stock in recognition of valued cooperation over the past several years. The Company has recorded an expense of $2,250 in fiscal 1996 representing the estimated fair market value of such shares on the date of the agreement. Such shares have not been issued as of July 31, 1996 pending certain administrative matters.

         At July 31, 1996, Common Stock of the Company that is reserved as potentially issuable under certain circumstances is summarized as follows:

          Common shares underlying Class A Warrants               3,450,000
          Common shares underlying Class B Warrants               3,450,000
          Common shares reserved for stock options                1,415,500
                                                                  ---------
             Total common shares potentially issuable             8,315,500

 (4)     Stock Options

         In March 1984, the Board adopted an Employee Stock Option and Stock Appreciation Plan (the Plan) which provided for the issuance of options for up to 500,000 shares of Common Stock. On June 7, 1990, the Board approved an increase in the number of options which can be issued under the Plan to 2,000,000 shares of Common Stock. In March 1991, the Board revised the number of options to 750,000. The Plan provided that the option price for incentive stock options may not be less than the fair market value (110% of fair market value if the optionee is a 10% or more stockholder) of the stock at the date of grant. The Plan terminated in February 1994. For non-qualified stock options, the option price is determined by a committee appointed by the Board. Under the Plan, no options may be exercisable after ten years from the date of grant. Common shares under option for the years ended July 31, 1996, 1995 and 1994 are summarized as follows:

                                      Number of shares                           Aggregate option price               Range of $
                               1996           1995            1994          1996           1995           1994       share prices
Shares under option at
 beginning of year          1,165,500      1,215,500        935,500       $134,085        170,085        133,985     .01 to .72
Options granted               250,000             --        280,000         22,500             --         36,100     .01 to .15
Options expired                    --         50,000             --             --         36,000             --     .72
Options exercised                  --             --             --             --             --             --
                            ---------      ---------      ---------      ---------        -------        -------
Shares under option at
 end of year                1,415,500      1,165,500      1,215,500       $156,585        134,085        170,085     .01 to .72
                            =========      =========      =========      =========        =======        =======
Options exercisable         1,315,500      1,065,500        865,500                                                  .01 to .72
                            =========      =========      =========                                                  ==========

                          DALTEX MEDICAL SCIENCES, INC.
                        (A Development Stage Enterprise)

                    Notes to Financial Statements, Continued

 (4)     Stock Options, cont.

         The remaining options at July 31, 1996 are non-qualified stock options issued outside of the Plan to certain officers, directors, members of the SAB and others. On September 11, 1991, the former president and chief executive officer exercised 400,000 non-qualified options at an aggregate exercise price of $4,000. The difference between the fair market value of the Company's Common Stock and the stock option price has been recognized as compensation expense ($158,000) in the current and preceding fiscal years. On September 2, 1992, the then current president and chief operating officer was granted 275,000 non-qualified options exercisable at $.01 per share through September 2002. Noncash compensation expense of $100,375 was recorded in fiscal 1993 related to such former officer's options.

         In September 1992, the Company agreed to issue a non-qualified stock option to purchase 200,000 shares of Common Stock at an exercise price of $.10 per share to each of the two inventors of a certain technology assigned to the Company (see note 8). During fiscal 1993, $60,000 of expense was recorded for the difference between market value on the date of grant and the exercise price.

         In November 1993, the Company entered into a consulting arrangement with an individual who has agreed to serve as a member of the Company's Board and Executive Committee. The new director will receive compensation consisting of non-qualified stock options to purchase 250,000 shares of Common Stock at an exercise price of $.13 per share or the then fair market value. In accordance with the arrangement, the options vested in November 1994, as the individual was still providing services to the Company. The individual is also eligible to receive a cash bonus of up to $60,000 to be granted solely at the discretion of the Board as the Company's cash flow permits. The bonus is also payable upon a change of control of the Company.

         In December 1993, the Company issued a non-qualified stock option to purchase 10,000 shares of Common Stock at an exercise price of $.06 per share to a member of the SAB. During fiscal 1994, $900 of expense was recorded for the difference between market value on the date of grant and the exercise price.

         In March 1996, the Company issued a non-qualified stock option to an individual to purchase 250,000 shares of Common Stock at an exercise price of $.09 per share, based on the current market price, in lieu of cash compensation for his services as president and chief executive officer of the Company since May 1995. No compensation was recorded related to such grant.

                          DALTEX MEDICAL SCIENCES, INC.
                        (A Development Stage Enterprise)

                    Notes to Financial Statements, Continued

 (5)     Income Taxes

         The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets as of July 31, 1996 and 1995 are presented as follows:

                                                        1996           1995

         Deferred tax assets:
            Net operating loss carry-
             forwards                               $2,574,000      2,717,000
            Research and development tax credit
             carryforward                               65,000         65,000
            Noncash compensation charges               156,000        156,000
            Other                                       46,000         46,000
            Advanced royalty payments                  196,000             --
                                                    ----------     ----------
                 Total deferred tax
                   assets                            3,037,000      2,984,000

            Less valuation allowance                 3,037,000      2,984,000
                                                    ----------     ----------
                 Net deferred tax
                   assets                           $       --             --
                                                    ==========     ==========


         The valuation allowance above has been applied to offset the deferred tax assets to recognize the uncertainty of realizing such tax benefits.

         At July 31, 1996, the Company has available net operating loss carryforwards of approximately $6,990,000 and $3,292,000 for Federal and state income tax reporting purposes, respectively, which are available to offset future Federal and state taxable income, if any. The Company also has research and development tax credit carryforwards of $65,000 for Federal income tax reporting purposes which are available to reduce Federal income taxes, if any. These carryforwards expire beginning in 1999. The Company made no payments of Federal or state income taxes during the years ended July 31, 1996, 1995 and 1994.

 (6)     Office Equipment

         Office equipment at July 31, 1996 and 1995 consists of the following:

                                                              1996       1995

         Office and laboratory equipment                    $28,658      28,658
         Furniture and fixtures                              27,667      27,667
                                                            -------     -------
                                                             56,325      56,325
         Less accumulated depreciation and amortization
                                                             56,325      53,757
                                                            -------     -------
                                                            $    --       2,568
                                                            =======     =======

                          DALTEX MEDICAL SCIENCES, INC.
                        (A Development Stage Enterprise)

                    Notes to Financial Statements, Continued

 (7)     Advance Payments for Inventory

         The Company has made certain advance payments for inventory to a supplier as a prepayment for certain antimicrobial latex examination gloves. The Company is attempting to sell gloves through various distributors outside the United States. However, no orders have been placed to date and, as such, a reserve against such amount has been recorded at July 31, 1996 and 1995 due to the uncertainty regarding the assets' realizability.

 (8)     License Agreement and Research Grants

         In March 1991, the Company entered into a definitive license agreement under which a leading manufacturer and marketer of catheters and cardiovascular supplies is obligated to pay royalties, including minimum annual royalties, to the Company based upon units sold in several product applications which incorporate the Company's antimicrobial technology. Revenues under such agreement totaled 84%, 85% and 75% of total license fee revenue in fiscal 1996, 1995 and 1994, respectively. Furthermore, in connection with a patent dispute which was settled in early 1995, certain additional royalties are to be remitted to the Company which, in turn, must remit such to a third party. On October 27, 1995, the Company modified the license agreement and received a $600,000 payment as advanced royalties for the period from August 31, 1995 through September 1, 2000, of which 50% is immediately payable to a university (see note 10). Revenue, as well as the expense for the amounts paid to the university, will be recognized ratably over the term of the agreement; such amounts totaled $110,000 and $55,000, respectively, for the year ended July 31, 1996. In November 1995, the Company received $75,000 from the manufacturer to help fund the payment of legal costs incurred by the Company in connection with certain patent interference proceedings. Such amount is included in other income for the year ended July 31, 1996.

         The Company entered into a definitive license agreement with a leading manufacturer of medical implants in May 1992. The manufacturer had previously been testing the Company's antimicrobial technology with a range of medical implant products. The Company will receive nonrefundable annual development fees for a predetermined time period and, thereafter, royalties when products are sold using the technology. During the years ended July 31, 1996, 1995 and 1994, 16%, 15% and 25%, respectively, of license fee revenue related to this agreement.

         In September 1992, the Company entered into patent purchase and option agreements with a German pharmaceutical company and received a nonrefundable payment of $325,000. In May 1993, the German company notified the Company it would not exercise the option to acquire certain skin-care technology. The

                          DALTEX MEDICAL SCIENCES, INC.
                        (A Development Stage Enterprise)

                    Notes to Financial Statements, Continued

 (8)     License Agreement and Research Grants, cont.

         consideration for the option is included in license fee revenue. The patents were previously assigned to the Company and had no cost basis in the accompanying financial statements. The agreement also provided for an additional cash payment based upon obtaining additional European patents and resolving a challenge raised to a German patent and future challenges raised to other European patents, if any, and future royalties of varying percentages based upon net sales of products, if any. The purchaser was responsible for all costs of developing, manufacturing and marketing products as well as future legal costs associated with the technology. On October 17, 1995, the Company was informed that the purchaser was abandoning the projects for developing products under the two German patents it had acquired from the Company pursuant to the 1992 agreement. Consequently, under the terms of the 1992 agreement, the Company has the right to repurchase the subject patents and certain other technology for the $300,000 non-refundable cash payment received plus approximately $100,000 representing the purchaser's out-of-pocket expenses. The Company had six months to exercise its right to purchase, which it subsequently elected not to pursue.

         The two inventors of the technology who originally assigned the rights to the Company have each agreed to accept as a form of compensation the right to purchase 75,000 shares of Common Stock at a price of $.01 per share and to each receive an additional non-qualified stock option to purchase 200,000 shares of Common Stock at an exercise price of $.10 per share exercisable through 1997. A noncash expense was recorded in fiscal 1993 upon completion of the agreements based upon the difference between the fair market value of the Company's Common Stock and the aforementioned purchase and option prices. If the Company receives future royalties on the technology, a total of 33% of the royalties will be due and payable to the inventors.

         Certain additional license agreements with varying terms and conditions have been entered into by the Company.

 (9)     Lease

         The lease on the Company's corporate offices expired in June 1992 but has been extended year-to-year at the same annual rental rate of approximately $20,000. Such extension is cancellable with 90 days' written notice. Aggregate rent expense was $22,230 for the years ended July 31, 1996, 1995 and 1994.

(10)     Commitments and Contingencies

         The Company has been granted exclusive worldwide commercial licenses to any results of the sponsored research with a university. In connection therewith, the Company will share gross revenue on a 50-50 basis with such university if the Company elects to sublicense the manufacture of products developed from

                          DALTEX MEDICAL SCIENCES, INC.
                        (A Development Stage Enterprise)

                    Notes to Financial Statements, Continued

(10)     Commitments and Contingencies, cont.

         such research and development. In the event that the Company elects to manufacture and sell the product itself, royalty payments will be made. At July 31, 1996, $165,706 is owed to the university related to the licenses, which is included in accounts payable and accrued expenses.

         Effective March 1, 1993, the Company and the university entered into an agreement to the effect that if revenues from sales of the Company's antimicrobial surgical gloves achieved at least $2,000,000 in net sales during the research year beginning March 1, 1993, the Company would provide $100,000 in research funding to the university and $225,000 in research funding beginning March 1, 1994 if the Company achieves at least $4,000,000 in net sales of such gloves during the second research year. Payments were to be made quarterly, in advance, and on a timely basis in order for the research effort to be continued by the university, with the first payment due March 1, 1993. In December 1993, the university met with the Company and on December 7, 1993 sent a letter of understanding to the Company requiring that the Company pay $50,000 of the total of $75,000 due the university under the research agreement by December 20, 1993 and placing all further research work for the Company on hold. The Company received advance royalty payments totaling $50,000 from one of its sublicensees in order to meet the immediate research funding obligation owed to the university under the research agreement as required under the letter of understanding and paid the university the $50,000 due on December 16, 1993. On December 16, 1993, the Company also authorized a final quarter of research to be performed, with the understanding that a payment of $25,000 would be due on January 31, 1994 and the final payment of up to $25,000 for such research would be due by March 1, 1994. In June 1995, $10,000 was paid to the university to cover a portion of such amounts. In November 1995, payment was made to the university of the remaining $34,289 of research amounts and $300,000 representing its share of the advanced royalty payment (see note 8). The Company has been billed $630,168 by the university's patent counsel for such work as of July 31, 1996, although the Company is currently disputing a significant portion of these legal fees. The legal fees of $630,168 are included in accounts payable and accrued expenses at July 31, 1996.

         Pursuant to the existing license arrangements with the university for the antimicrobial technology, an agreement in principle also contains the negotiated percentage royalty scheduled to be paid by the Company to the university at rates ranging from 2.5% to 5.5% depending upon aggregate net annual sales levels of antimicrobial surgical gloves. The agreement in principle also provides that the royalty rates for antimicrobial examination gloves shall be two thirds of the scheduled rates for the antimicrobial surgical gloves. The Company paid $3,481 in November 1995 related to such royalties.

                          DALTEX MEDICAL SCIENCES, INC.
                        (A Development Stage Enterprise)

                    Notes to Financial Statements, Continued

(10)     Commitments and Contingencies, cont.

         By letter dated February 8, 1996, the Company has agreed that it will support certain research efforts directed by the Department of Surgery of Columbia University. Accordingly, the Company has made a commitment to make a research gift in the amount of $20,000 to the laboratory, subject to certain conditions described below, in recognition of the consultation service and assistance by the staff in support of the Company's efforts in continuing to obtain clearance from the U.S. Food and Drug Administration (FDA) to market the Company's antimicrobial gloves. This research gift will be paid upon the first to occur of the following: (a) the Company's receipt of clearance from the FDA to market its antimicrobial gloves; or (b) the Company's successful entrance into a business venture with a revenue producing company related to production and sales of such antimicrobial gloves. Such gift has no bearing or effect on prior royalty or other payment arrangements between the Company and the university.

(11)     Due from Officer

         The Company had certain loans from an officer, originating before 1989, totaling $65,000, plus accrued interest and other advances. The nonrecourse loans were collateralized by 30,000 shares of Common Stock of the Company and bore interest at rates between 8% and 11% per annum. On September 2, 1992, the interest rate on such loans was changed to the prime rate in effect when accrued. The loans plus accrued interest were due to be repaid to the Company on October 21, 1994. The officer notified the Company of his intention to forgo future cash compensation, effective November 5, 1993, in order to preserve the Company's remaining working capital, and ultimately to resign from his position at the Company. On January 15, 1994, the officer resigned but agreed to continue to serve on the Board and as a member of the Executive Committee and to provide consulting services. The officer was being compensated at the same rate as he received as president, and his compensation has been applied against his outstanding loan balance. The Company provided an allowance against the entire balance owed at July 31, 1993. Compensation earned by the former officer in fiscal 1994 totaled approximately $50,000, and, as such, the expense was charged to operations and the aforementioned allowance was reversed accordingly.

         In December 1994, at such time as the officer resigned from the Board and Executive Committee, the Company credited $25,601 against a portion of the loan for services from August 1, 1994 to December 7, 1994 and a bonus was granted for the remaining $35,000 loan balance for services rendered since 1983.

(12)     Other Receivables

         At July 31, 1996 and 1995, other receivables includes certain license payments due the Company for June and July 1996 and 1995, respectively. Such monies were received subsequent to the respective fiscal year end.