Form 10-Q
period 1996-10-31
DALTEX MEDICAL SCIENCES INC
filed 1996-12-19
CIK 742686

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                       For quarter ended October 31, 1996
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X    No

         Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date.

         Class                              Outstanding at December 6, 1996

Common Stock par value $.01                               8,632,699
         per share

                          DALTEX MEDICAL SCIENCES, INC.


                                      INDEX

                                                                       Page
PART 1 - FINANCIAL INFORMATION

Item l - Financial Statements

          (a)       Condensed  balance  sheets as of October  31,
                    1996 (Unaudited) and July 31, 1996                  3-4

          (b)       Condensed   statements  of   operations   and
                    deficit  accumulated  during the  development
                    stage for the three months ended  October 31,
                    1996   (Unaudited)   and   October  31,  1995
                    (Unaudited), and for the period July 28, 1983
                    (Date of  incorporation)  to October 31, 1996
                    (Unaudited)                                           5

          (c)       Condensed  statements  of cash  flows for the
                    three   months   ended   October   31,   1996
                    (Unaudited) and October 31, 1995 (Unaudited),
                    and for the  period  July 28,  1983  (Date of
                    Incorporation)    to   October    31,    1996
                    (Unaudited)                                           6

          (d)       Notes  to  condensed   financial   statements
                    (Unaudited)                                         7-9

Item 2 -  Management's  Discussion and Analysis of Financial
          Condition and Results of Operations                         10-14

PART II -  OTHER INFORMATION

Item 5 -  Other Information                                              14

Item 6 -  Exhibits and Reports on Form 8-K                               14

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                          Daltex Medical Sciences, Inc.
                        (A Development Stage Enterprise)
                            Condensed Balance Sheets

                                               October 31,    July 31,
                                                  1996        1996 (A)

         Assets

Current assets:
         Cash and cash equivalents              $ 19,273     $ 49,926
         Other receivables                        15,319       15,319
         Prepaid royalty                          60,000       60,000
                                                 -------      -------
            Total current assets                  94,592      125,245


Net plant and equipment, at cost                      __           __
Patents, net of accumulated amortization of
         $134,246 at October 31, 1996
         and $134,246 at July 31, 1996                --           __
Other assets, net                                  3,375        3,375
Deferred royalty costs (note 2)                  170,000      185,000
                                                 -------      -------
                                                $267,967     $313,620
                                                ========     ========

See accompanying notes to condensed financial statements.

(A) Amounts at July 31, 1996, are from audited financial statements.

                          Daltex Medical Sciences, Inc.
                        (A Development Stage Enterprise)
                            Condensed Balance Sheets

                                                             October 31,
                                                                 1996             July 31,
                                                             (Unaudited)          1996 (A)
         Liabilities and Stockholders' Deficiency
Current Liabilities:
         Accounts payable and accrued expenses (note 3)       $   904,972      $   885,942
         Advanced royalty payments (note 2)                       120,000          120,000
                                                            -------------    -------------
           Total current liabilities                          $ 1,024,972      $ 1,005,942
                                                            -------------    -------------

Advanced royalty payments (note 2)                                340,000          370,000
                                                            -------------    -------------

Stockholders' deficiency:

         Common stock, par value $.01 per share
            Authorized 20,000,000 shares; issued
            8,632,699 shares at October 31, 1996 and
            8,632,699 at July 31, 1996                             86,327           86,327
         Paid in capital                                        6,816,369        6,816,369
         Deficit accumulated during the
            development stage                                  (7,999,701)      (7,965,018)
                                                               ----------       ----------

            Total stockholders' deficiency                     (1,097,005)      (1,062,322)
                                                            -------------    -------------
                                                              $   267,967      $   313,620
                                                            =============    =============

See accompanying notes to condensed financial statements

(A) Amounts at July 31, 1996, are from audited financial statements.

                          Daltex Medical Sciences, Inc.
                        (A Development Stage Enterprise)
                       Statements of Operations & Deficit
                    Accumulated During the Development Stage

                                                                                                   For The Period
                                                                                                   July 28, 1983
                                                                                                     (Date of
                                                                                                   Incorporation)
                                                               October 31,      October 31,         To Oct. 31,
                                                                  1996              1995                1996
                                                               (Unaudited)      (Unaudited)         (Unaudited)
Revenues:
Sales - Patents and related technology                                  --                --      $    300,000
Sales - Gloves                                                          --                --           208,440
Interest and other income                                              167                --         1,712,728
License fees & royalties                                            59,855            49,224         2,429,951
                                                              ------------      ------------      ------------

     Total revenues                                                 60,022            49,224         4,651,119
                                                              ------------      ------------      ------------

Expenses incurred in the development stage:
       Cost of sales                                                    --                --           313,243
       Research & development                                           --                --         3,335,251
       General & administrative                                     94,705           105,106         9,002,326
                                                              ------------      ------------      ------------

     Total expenses incurred in the
       development stage                                            94,705           105,106        12,650,820
                                                              ------------      ------------      ------------

Net loss                                                           (34,683)          (55,882)       (7,999,701)
                                                              ------------      ------------      ------------

Deficit accumulated during the development stage:

     Beginning of period                                      $ (7,965,018)     $ (7,832,774)               --
                                                              ------------      ------------      ------------

     End of period                                            $ (7,999,701)     $ (7,888,656)     $ (7,999,701)
                                                              ============      ============      ============

Net loss per common share                                             (.01)             (.01)            (1.03)
                                                              ============      ============      ============

Weighted average number of
     shares outstanding                                          8,633,000         8,633,000         7,760,000
                                                              ============      ============      ============

See accompanying notes to condensed financial statements

                          Daltex Medical Sciences, Inc.
                        (A Development Stage Enterprise)
                       Condensed Statements of Cash Flows

                                                                                            For the Period
                                                                                             July 28, 1983
                                                                                               (Date of
                                                                                             Incorporation)
                                                           October 31,      October 31,      to October 31,
                                                              1996              1995             1996
                                                          (Unaudited)       (Unaudited)       (Unaudited)
Cash flows from operations:
     Net loss                                             $   (34,683)     $   (55,882)     $(7,999,701)
     Non-cash expenses included in net loss:
       Depreciation and amortization                               --            5,697          310,234
       Non-cash compensation charges                               --               --          889,130
       Abandoned equipment                                         --               --           53,386
       Write-off of patents                                        --               --          105,221
       Write-off of inventory/advance payments                     --               --          115,048
       Other                                                       --               --            4,499
Changes in current assets & liabilities:
     (Increase) in inventory & advance payments                    --               --         (115,048)
     (Increase) decrease in grant & other receivables              --           43,448          (15,319)
     (Increase) decrease in deferred royalty costs             15,000         (290,000)        (230,000)
     Increase in accounts payable & accrued expenses           19,030          213,825          907,294
     Increase (decrease) in advance
          development & royalty payments                      (30,000)         580,000          460,000
                                                        -------------   --------------   --------------
          Net cash flows of operations                        (30,653)         497,088       (5,515,256)
                                                        -------------   --------------   --------------

Cash flows from investing activities:
     Purchase of U. S. government obligations                      --               --       (8,813,987)
     Redeemed U. S. government obligations and
          other short-term investments                             --               --        8,810,988
     Purchase of equipment & furniture                             --               --         (159,370)
     Purchase of patents                                           --               --         (171,750)
     (Increase) in due from officer & stockholder                  --               --         (110,601)
     (Purchase) of other assets                                    --               --          (30,095)
                                                       --------------   --------------   --------------
          Net cash flows of investing activities                   --               --         (474,815)
                                                       --------------   --------------   --------------

     Cash flows from financing activities:
          Proceeds from sale of common stock &
            warrants - net                                         --               --        6,009,344
                                                       --------------   --------------   --------------
     Net increase (decrease) in cash                          (30,653)         497,088           19,273
     Cash, including certificates of deposit:
          Beginning of period                                  49,926           10,862               --
                                                          -----------      -----------     ------------
          End of period                                   $    19,273      $   507,950      $    19,273
                                                        =============    =============    =============

See accompanying notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS-October 31, 1996 (Unaudited)

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

(2)      Advanced Royalty Payment

         In October 1995, the Company and Arrow International, Inc. ("Arrow") agreed to modify the terms of the existing Arrow License (the "Modified Arrow License") concerning only those license fees payable to the Company by Arrow for antimicrobially treated multi-lumen central venous catheters (exclusive of silicone Hickman/Broviac type, implantable port or peripherally inserted central venous catheters). During the quarter ended October 31, 1995 and pursuant to the Modified Arrow License, Arrow paid to the Company a one time royalty of $600,000 (in lieu of the periodic royalty paid to the Company pursuant to the Arrow License for such catheters) for the period August 31, 1995 through September 1, 2000, of which 50% was paid to Columbia University (the "University") in November 1995 pursuant to the terms of a 1987 license agreement between the Company and the University. Revenue, as well as the expense for the amounts paid to the University, will be recognized each quarter through September 1, 2000 in equal amounts, and accordingly, $30,000 of revenue and $15,000 of related expense were recognized during the quarter ended October 31, 1996. After September 1, 2000, the periodic royalty payments provided for in the existing Arrow License with respect to the antimicrobially treated multi-lumen central venous catheters will resume and will be adjusted to reflect increases in the Consumer Price Index through September 1, 2000. All other terms and conditions of the existing license agreement (including Arrow's obligation to make quarterly royalty payments based on sales of percutaneous sheath introducer ("PSI") units sold, and quarterly development phase payments for those products Arrow is developing or has developed incorporating the Company's antimicrobial technology), except those terms modified by a certain Patent Settlement Agreement of January 1, 1995, remain in full force and effect. In addition, the Modified Arrow License does not modify or alter the terms of the Patent Settlement Agreement. For a discussion of the Patent Settlement Agreement and the resolution of the Patent Interference Proceedings, see "Item 3. Legal Proceedings" of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1995.

(3)      License Agreement and Research Agreement

         The Company currently has various license and research agreements with the University related to certain antimicrobial technologies (see "Management's Discussion and Analysis of Financial Condition and Results of Operations"). In this capacity, in January 1996, the Company paid the University $6,400 for the antimicrobial coating and evaluation of samples of tracheal suction catheters for a leading medical device manufacturer who has expressed interest in a possible licensing arrangement with the Company. On December 3, 1996 the Company paid the University $2,691.88, representing the University's 50% share of payments received by the Company from Arrow representing royalty payments (based on sales of PSI units sold by Arrow during Arrow's quarter ended August 31, 1996) and quarterly development phase payments on those products which Arrow has developed or is developing incorporating the Company's antimicrobial technology.

         The Company currently owes the University $165,706 for the University's past due share of sublicensing and royalty payments received by the Company through December 1994, and $22,500 for the University's share of the advance development and royalty payments received by a sublicensee described in note 4 below.

         Moreover, the Company has been billed $630,168 as of October 31, 1996 by the University's patent counsel for patent work undertaken under the Company's license agreements with the University, although the Company is currently disputing a substantial portion of these legal fees. All of these amounts are included in accounts payable at October 31, 1996 on the accompanying condensed balance sheet. Included in this amount is approximately $ 120,820, representing charges in connection with the Company's protection of its intellectual property rights through domestic and foreign patent filings and related matters. Also included in this amount is approximately $108,560, representing charges in connection with the two AIDS-related patents and the patent application for antimicrobially treated condoms which the Company and the University have agreed in principle to reassign to the University, due to the fact that the Company has been unsuccessful in licensing these technologies to third parties. Finally, approximately $401,000 is included in this amount, representing charges in connection with the previously disclosed Patent Interference Proceedings and subsequent Patent Settlement Agreement. The Company disputes the Company's responsibility for this $401,000, and the Company and the University are attempting to negotiate a settlement. Because the Company has proposed to reassign the two AIDS-related patents and one patent application for antimicrobially treated condoms to the University, the Company has requested that the University credit the Company for the $108,560 outstanding amount due the University's patent counsel related to these matters. The University has continued to work with the Company with respect to these matters, and the Company's financial condition and its relation to the University. Although the Company is continuing its attempts to resolve these matters with the University, there can be no assurance that the Company will be successful in reaching a solution.

(4)      Subsequent Event

         In November 1996, the Company received an advance payment of $45,000 from one of its sublicensees, of which $22,500 is due the University pursuant to the terms of a 1987 license agreement between the Company and the University. Such $45,000 payment to the Company consisted of
         (i) $15,000 in advance royalty payments against minimum royalties due the Company based on sales of one segment of antimicrobially treated surgical patches recently introduced to the marketplace by such sublicensee; and (ii) $30,000 in advance development phase payments for two additional product segments incorporating the Company's antimicrobial technology. Such advance essentially represented payments due to the Company in the Company's third quarter in fiscal 1997. The Company has no agreement with the sublicensee regarding future advance payments.

Item 2

                     Management's Discussion and Analysis of

                  Financial Condition and Results of Operations

         The Company is in the development stage with the objective of developing and commercializing certain cost-reducing medical device and pharmaceutical technologies. Since March 1, 1994 and continuing to date, research and development efforts have been extremely limited, or in most cases put on hold. In an effort to commercialize its more fully developed technologies, the Company had focused from 1990 to March 1994, its research, development and commercialization efforts principally on its infection-reducing, antimicrobial technologies, including the manufacture and marketing through distributors of the Company's antimicrobial gloves and the licensing of other applications of the antimicrobial technology to larger companies. In the first quarter of fiscal 1997, as well as in fiscal 1996, the Company had no sales of any of its technologies or its antimicrobial medical gloves. See "Item 1. Business" of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1996 for a discussion of the dispute with the University concerning the license for the antimicrobial glove technology, and a discussion of the terms of the Patent Settlement Agreement dated as of January 1, 1995 among the Company, the University, Arrow and Becton Dickinson.

         Given the continually deteriorating financial condition of the Company, the Board of Directors of the Company has recently authorized Bruce Hausman, the President and Chief Executive Officer of the Company, to negotiate the sale of the Company's rights to various applications of the antimicrobial technology to certain sublicensees of the Company. These applications constitute substantially all of the assets of the Company. In the event that the Company is successful in selling substantially all of its assets, the Company will either endeavor to sell the remaining corporate shell to a third party or to liquidate any remaining assets. The Company has not entered into any agreement to date for the sale of any antimicrobial technology or any other assets, and there can be no assurance that the Company will be successful in entering into any such agreement.

         In the event that the Company is unsuccessful in negotiating a sale of its rights to the antimicrobial technology, the Company may seek to transfer this technology back to the University in exchange for the forgiveness by the University of all of the outstanding amounts owed by the Company to the University.

         During the first quarter of fiscal 1997 and for the fiscal years ended July 31, 1996 and 1995, the Company received revenues from royalty payments and development fees pursuant to two licenses with sublicensees of applications of the Company's antimicrobial medical technology in addition to an advance payment from one of its sublicensees and the one-time royalty payment, both discussed below.

         In October 1995, the Company received a one-time royalty payment of $600,000 from Arrow, of which 50% was paid in November 1995 to the University pursuant to the 1987 License Agreement between the Company and the University. Additionally, in November 1995, the Company received $75,000 from Arrow to help fund the payment of legal costs incurred by the Company in connection with the Patent Interference Proceedings and the Patent Settlement Agreement. See "-Results of Operations" and "-Liquidity and Capital Resources."

         The Company will continue to receive development phase payments on the other products incorporating the Company's antimicrobial technology which the Company's sublicensees are developing or have developed, which have not yet received FDA clearance or have not yet reached the marketplace as well as quarterly royalty payments from Arrow based on sales of PSI systems, and quarterly royalty payments from the Company's other sublicensee based on sales of one product segment which has received FDA clearance and has very recently been introduced to the marketplace. As a result of the Company's receipt in November 1996 of an advance, annual minimum royalty payment of $15,000
(described in note 4 above), pursuant to the terms of a definitive license agreement between the Company and such sublicensee entered into in May 1992, annual development phase payments from such sublicensee for one product segment application have been replaced by royalty payments. The Company is unable to assess at this time whether and to what extent such royalty payments will increase in the future.

Results of Operations for the Three Months Ended October 31, 1996

         Revenues for the quarter ended October 31, 1996 totalled $60,022, an increase of 21.9% over the $49,224 in revenues during the corresponding period in the previous fiscal year. Revenues from licensing fees in the first quarter of fiscal 1997 were $5,000, a decrease from the $7,500 in revenues from licensing fees in the first quarter of fiscal 1996 due to the replacement of one development phase payment with nominal royalty payments. Revenues from royalties were $54,855, an increase of 31.4% over the $41,722 in royalty payments received during the first quarter of fiscal 1996 as the result of a $24,471 payment made by Arrow to the Company pursuant to the Patent Settlement Agreement which provides for certain royalties to be paid by Arrow to the Company and for such royalties to be paid by the Company to another party to such Patent Settlement Agreement, and a slight increase in royalty payments from Arrow (of $384, of which 50% was paid to the University on December 3, 1996) based on limited sales by Arrow of PSI systems. Included in revenues from royalties is $30,000 representing royalties earned for the quarter ended October 31, 1996 derived from the $600,000 advance royalty payment received by the Company from Arrow in October 1995. (See notes 2 and 3 above.) The unearned portion of $460,000 is reflected as deferred revenue in the liability section and the remaining $230,000 of the $300,000 paid to the University in November 1995 is reflected as deferred royalty costs in the asset section of the balance sheets. Although the Company had no sales of its antimicrobial gloves in the current quarter, there were no glove sales in the corresponding period of fiscal 1996 either. The Company maintains its belief that such lack of glove sales continues to be due to the difficulty it faces as a small company with extremely limited resources in introducing and marketing a new product internationally without the benefit of a domestic sales base or regulatory clearance by the U.S. Food and Drug Administration ("FDA").

         Expenses incurred during the three months ended October 31, 1996 totalled $94,705, a decrease of 9.9% from the $105,106 of expenses incurred in the three months ended October 31, 1995. This decrease was due to the reduction of legal costs incurred by the Company in connection with the protection of its intellectual property rights.

         The Company sustained a net loss of $34,683 in the quarter ended October 31, 1996, a decrease of 37.9% from the net loss of $55,882 in the first quarter of fiscal 1995, primarily due to the aforementioned factors.

Liquidity and Capital Resources

         At October 31, 1996, the Company had a working capital deficit of approximately $930,000, which represented an increase of approximately $50,000 in such deficit from July 31, 1996. During the three months ended October 31, 1996, the Company had a decrease of $30,653 in cash flows from operations principally due to the receipt of a one time, five year advance royalty payment of $600,000 from Arrow in 1995, as described above. It is expected that future cash flows will be substantially less than reported revenues due to the one time advance royalty payment from Arrow. This one-time payment from Arrow had enabled the Company to satisfy certain obligations to its creditors and to make substantial payments to the University as required under various licenses with the University. Although the Company has not satisfied all of its obligations to the University or the University's patent counsel, the Company is continuing its efforts to resolve such matters. All remaining funds have been, and will continue to be, used for working capital. At October 31, 1996, the Company had cash and cash equivalents of approximately $19,273.

         In November 1996, the Company received advance royalty and development phase payments from another of its sublicensees as described in note 4 above.

         The Company currently owes the University $188,206. (See notes 2, 3 and 4 to the financial statements.) It is expected that future cash flows will be substantially less than reported revenues due to the one time advance royalty payment from Arrow. The Company is currently negotiating with certain of its sublicensees for the sale of the Company's rights to various applications of the antimicrobial technology. In the event that the Company is successful in selling its rights to this technology, the Company would use the funds received from such sale to satisfy its outstanding financial obligations, including amounts owed to the University and the University's patent counsel. There can be no assurance, however, that the Company will be successful in selling its rights to the antimicrobial technology to a third party.

         In the event that the Company is unsuccessful in negotiating a sale of its rights to the antimicrobial technology, the Company may seek to transfer this technology back to the

University in exchange for the forgiveness by the University of all of the outstanding amounts owed by the Company to the University.

         The Company is still in the developmental stage, and its business operations have only generated a nominal amount of revenues to date. There can be no assurance that the Company will be successful in raising additional funds or that the Company will continue as a going concern. The report of the Company's independent auditors on the Company's financial statements for the fiscal years ended July 31, 1996, 1995, and 1994 included an explanatory paragraph which stated that the Company's recurring losses and working capital and total stockholders' deficits raised substantial doubt about the Company's ability to continue as a going concern and precluded the expression of an opinion on the Company's financial statements as of and for the years ended July 31, 1996, 1995, and 1994. The financial statements did not include any adjustments that might result from the outcome of that uncertainty. Because of the continued working capital deficit, the Company is attempting to sell its rights to various applications of the antimicrobial technology, as discussed above. In any event, the Company is attempting to resolve the dispute with the University over the license for the antimicrobial glove technology and legal fees billed to the Company by the University's patent counsel. Furthermore, the Company will continue to attempt to curtail expenditures. There can be no assurance that the Company will be successful in any of the foregoing.

         In the event that the Company is unsuccessful in its attempt to sell its rights to the antimicrobial technology or to transfer such technology to the University, the Company does not have any other plans to raise additional capital and there can be no assurance that it will be able to raise additional capital in the future or continue as a going concern. The Company may not be able to continue as a going concern or avoid liquidation, even with further cost-cutting measures.

Regulatory Proceedings

         In May 1989, the Company filed a pre-market 510(k) notification seeking consent to market its antimicrobial latex examination gloves. Since this initial 510(k) submission, the Company has, from 1991 to date, amended and resubmitted the 510(k) several times and otherwise contacted, in writing and in person, the FDA Office of Device Evaluation ("ODE") in an effort to obtain a determination of "substantial equivalence" to previously marketed latex examination gloves. The ODE has notified the Company, in response to each of these submissions, that the Company's antimicrobial latex examination gloves are not "substantially equivalent" since the gloves have a new indication for an examination glove which may affect the prophylactic effect, thus constituting a new intended use. The ODE has further stated, in denying market clearance, that no accepted scientific methods presently exist for assessment of the effectiveness of antiviral activity for topical antimicrobials, particularly under glove-use conditions.

         On September 26, 1995, Mr. Ulatowski of the ODE informed Dr. Del Guercio that pursuant to the Company's most recent submission of data, the Company was invited to make a presentation concerning the Company's gloves before the FDA's independent General Hospital Panel.

         On March 11, 1996, Dr. Shanta M. Modak of the Department of Surgery, Columbia University, where the antimicrobial technology was developed, and Dr. Louis R.M. Del Guercio, the Company's Chairman, attended the meeting on the Company's behalf. Each made a presentation before the Advisory Committee, General Hospital and Personal Use Devices Panel, Center for Devices and Radiological Health. Mr. Lester Sampath, also of the Department of Surgery, Columbia University, was there as an observer. The Panel acts in an advisory capacity and makes recommendations to the FDA regarding whether or not certain device submissions should receive FDA clearance to be marketed. While the Panel did not make any recommendation to the FDA at the March 11, 1996 meeting, the Panel voted to accept a previously distributed opinion of an independent consultant indicating that the Company's examination gloves do not have a positive impact on disease control. To date, the Company has not yet received written notice from the FDA of its decision regarding the Company's antimicrobial gloves following the March 11, 1996 meeting, nor has the Company received a written response from the FDA concerning the Company's previously disclosed response to Dr. Sheldon's memorandum to Mr. Ulatowski submitted on
September 13, 1995. However, Dr. Modak has been contacted by Mr. Terrell Cunningham, Nurse Consultant of the ODE, who has informed Dr. Modak that Mr. Ulatowski of the ODE has sent a written request to Dr. Sheldon asking for a response to the Company's September 1995 submission. According to Mr. Cunningham, Dr. Modak or the Company was to have received a response by the end of October 1996. To date, neither the Company nor Dr. Modak has received such response.

         At present, the Company does not have sufficient financial resources to fund additional clinical testing, if such testing is required. However, should the Company's financial condition improve, the Company would spend some of these funds on additional testing that may be required. There can be no assurance that, even with additional testing, if such testing is required, that the Company will obtain FDA clearance to market its antimicrobial latex gloves.

         The Company has received clearance from the Canadian Bureau of Radiation and Medical Devices of the Environmental Health Directorate, Health Protection Branch, to market its Antimicrobial Latex Examination Gloves and its sterile hypoallergenic antimicrobial surgeons' gloves in Canada under the Daltex A/M(TM) trademark.

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

PART II-          OTHER INFORMATION

Item 5 -          Other Information

                  None.

Item 6 -          Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended October 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         DALTEX MEDICAL SCIENCES, INC.

Date: December 19, 1996                 By: /s/ Bruce Hausman, Esq.
                                            ------------------------------------
                                                BRUCE HAUSMAN, ESQ.
                                                President and Chief
                                                Executive Officer


Date: December 19, 1996                 By: /s/ Herbert J. Mitschele, Jr.
                                            ------------------------------------
                                                HERBERT J. MITSCHELE, JR.
                                                Secretary, Treasurer and
                                                Chief Financial Officer