Form 10-Q
period 1997-01-31
DALTEX MEDICAL SCIENCES INC
filed 1997-03-17
CIK 742686

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                       For quarter ended January 31, 1997
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


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X[ No [ ]

          Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date.



           Class                              Outstanding at March 7, 1997

 Common Stock, par value $.01                          8,632,699
        per share

                          DALTEX MEDICAL SCIENCES, INC.
                                      INDEX
                                                                           Page

PART  1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

          (a)       Condensed  balance  sheets as of January  31,
                    1997 (Unaudited) and July 31, 1996                     1-2

          (b)       Condensed   statements  of   operations   and
                    deficit  accumulated  during the  development
                    stage for the three months ended  January 31,
                    1997   (Unaudited)   and   January  31,  1996
                    (Unaudited),  six months  ended  January  31,
                    1997   (Unaudited)   and   January  31,  1996
                    (Unaudited), and for the period July 28, 1983
                    (Date of  Incorporation)  to January 31, 1997
                    (Unaudited)                                              3

          (c)       Condensed  statements  of cash  flows for the
                    six months ended January 31, 1997 (Unaudited)
                    and January 31, 1996 (Unaudited), and for the
                    period July 28, 1983 (Date of  Incorporation)
                    to January 31, 1997 (Unaudited)                          4

          (d)       Notes  to  condensed   financial   statements
                    (Unaudited)                                            5-6

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        7-11

PART II -OTHER INFORMATION

Item 5 - Other Information                                                  11

Item 6 - Exhibits and Reports on Form 8-K                                   11

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                  Daltex Medical Sciences, Inc.
                 (A Development Stage Enterprise)
                     Condensed Balance Sheets


                                              January 31,
                                                  1997        July 31,
                                              (Unaudited)     1996(A)

Assets

Current assets:
        Cash and cash equivalents                $21,863      $49,926
        Other receivables                         15,319       15,319
        Prepaid royalty                           60,000       60,000
                                                --------     --------
            Total current assets                  97,182      125,245

Net plant and equipment, at cost
Patents, net of accumulated amortization of
   $134,426 at January 31, 1997
   and $134,426 at July 31, 1996                      --           --
Other assets, net                                  3,375        3,375
Deferred royalty costs (note 2)                  155,000      185,000

                                                $255,557     $313,620
                                                ========     ========

See accompanying notes to condensed financial statements.

(A) Amounts at July 31, 1996 are from audited financial statements.

                          Daltex Medical Sciences, Inc.
                        (A Development Stage Enterprise)
                            Condensed Balance Sheets

                                                               January 31,
                                                                   1997            July 31,
                                                               (Unaudited)         1996(A)
Liabilities and Stockholders' Deficiency

Current liabilities:
        Accounts payable & accrued expenses (note 3)             $908,004         $885,942
        Advance royalty payments (note 2)                          165,00          120,000
                                                              -----------      -----------
        Total current liabilities                               1,073,004        1,005,942
                                                              -----------      -----------

Advance royalty payments (note 2)                                 310,000          370,000
                                                              -----------      -----------

Stockholders' deficiency:
        Common Stock, par value $.01 per share
        Authorized 20,000,000 shares; issued
        8,632,699 shares at January 31, 1997 and
        8,632,600 at July 31, 1996                                 86,327           86,327
        Paid in capital                                         6,816,369        6,816,369
        Deficit accumulated during the
            development stage                                  (8,030,143)      (7,965,018)
                                                              -----------      -----------

        Total stockholders' deficiency                         (1,127,447)      (1,062,322)
                                                              -----------      -----------

                                                                 $255,557         $313,620
                                                              ===========      ===========


See accompanying notes to condensed financial statements

(A) Amounts at July 31, 1996 are from audited financial statements.

                          Daltex Medical Sciences, Inc.
                        (A Development Stage Enterprise)
                       Statements of Operations & Deficit
                    Accumulated During the Development Stage

                                                                                                           For The Period
                                                                                                            July 28, 1983
                                   Three Months      Three Months       Six Months         Six Months         (Date of
                                      Ended              Ended            Ended              Ended         Incorporation)
                                   January 31,        January 31,       January 31,        January 31,      To January 31,
                                      1997               1996              1997               1996               1997
                                   (Unaudited)       (Unaudited)       (Unaudited)        (Unaudited)        (Unaudited)
Revenues:
Sales - Patents & related
 technology                        $         --      $         --      $         --      $         --          $300,000
Sales - Gloves                               --                --                --                --           208,440
Interest and other income                    90            75,000               257            75,000         1,712,818
License fees and royalties               66,282            60,380           126,137           109,604         2,496,233
                                   ------------      ------------      ------------      ------------      ------------

Total revenues                           66,372           135,380           126,394           184,604         4,717,491
                                   ------------      ------------      ------------      ------------      ------------

Expenses incurred in the
 development stage:
Cost of sales                                --                --                --                --           313,243
Research & development                       --             6,400                --             6,400         3,335,251
General & administrative                 96,814           121,469           191,519           226,575         9,099,140
                                   ------------      ------------      ------------      ------------      ------------

Total expenses incurred in the
development stage                        96,814           127,869           191,519           239,975        12,747,634
                                   ------------      ------------      ------------      ------------      ------------

Net income (loss)                       (30,442)            7,511           (65,125)          (48,371)       (8,030,143)
                                   ------------      ------------      ------------      ------------      ------------

Deficit accumulated during the
 development stage:

Beginning of period                  (7,999,701)       (7,888,656)       (7,965,018)       (7,832,774                --
                                   ------------      ------------      ------------      ------------      ------------

End of period                       $(8,030,143)      $(7,881,145)      $(8,030,143)      $(7,881,145)      $(8,030,143)
                                   ============      ============      ============      ============      ============

Net loss per common share                    --                --             (0.01)            (0.01)            (1.03)
                                   ============      ============      ============      ============      ============

Weighted average number of
shares outstanding                    8,633,000         8,633,000         8,633,000         8,633,000         7,780,000
                                   ============      ============      ============      ============      ============


See accompanying notes to condensed financial statements.

                          Daltex Medical Sciences, Inc.
                        (A Development Stage Enterprise)
                       Condensed Statements of Cash Flows

                                                                                                               For the Period
                                                                                                               July 28, 1983
                                                                                                                 (Date of
                                                                                                              (Incorporation)
                                                                              January 31,        January 31,   to January 31,
                                                                                 1997               1996           1997
                                                                              (Unaudited)       (Unaudited)     (Unaudited)
Cash flows from operations
   Net loss:                                                                    $(65,125)        $(48,371)     $(8,030,143)
   Non-cash expenses included in net loss:
        Depreciation and amortization                                                 --           11,394          310,234
   Non-cash compensation charges                                                      --               --          889,130
   Abandoned equipment                                                                --               --           53,386
   Write-off of patents                                                               --               --          105,221
   Write-off of inventory/advance payments                                            --               --          115,048
   Other                                                                              --               --            4,499
Changes in current assets & liabilities:
   (Increase) in inventory & advance payments                                         --               --         (115,048)
   (Increase) decrease in grant & other receivables                                   --           35,948          (15,319)
   (Increase) decrease in deferred royalty costs                                  30,000         (275,000)        (215,000)
   Increase (decrease) in accounts payable & accrued expenses                     21,882         (190,901)         809,853
   Increase (decrease) in advance development & royalty payments                 (15,000)         550,000          475,000
                                                                             -----------      -----------      -----------
   Net cash flows of operations                                                  (28,243)          83,070       (5,512,845)
                                                                             -----------      -----------      -----------

Cash flows from investing activities:
   Purchase of U.S. government obligations                                            --               --       (8,813,987)
   Redeemed U.S. government obligations and other short-term investments              --               --        8,810,987
   Purchase of equipment & furniture                                                  --               --         (159,370)
   Purchase of patent & trademark                                                     --               --         (171,750)
   (Increase) decrease in due from officer & stockholder                              --               --         (110,601)
   (Purchase) sale of other assets                                                    --               --          (30,095)
                                                                             -----------      -----------      -----------
        Net cash flows of investment activities                                       --               --         (474,816)
                                                                             -----------      -----------      -----------

Cash flow from financing activities:
   Proceeds from sale of common stock & warrants, net                                 --               --        6,009,344

Net increase (decrease) in cash                                                  (28,243)              --           21,683
Cash, including certificates of deposit:
   Beginning of period                                                            49,926           10,862               --
                                                                             -----------      -----------      -----------
   End of period                                                                 $21,683          $93,932          $21,683
                                                                             ===========      ===========      ===========

See accompanying notes to condensed financial statements


         NOTES TO CONDENSED FINANCIAL STATEMENTS-January 31, 1997 (Unaudited)

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

(2)      Advance Royalty and Development Phase Payments

         In October 1995, the Company and Arrow  International,  Inc.  ("Arrow")
         agreed to modify the terms of the existing Arrow License (the "Modified
         Arrow  License")  concerning  only those  license  fees  payable to the
         Company by Arrow for antimicrobially treated multi-lumen central venous catheters (exclusive of the silicone  Hickman/Broviac type, implantable port or peripherally  inserted  central venous  catheters).  During the quarter  ended  October 31, 1995 and  pursuant  to the  Modified  Arrow
         License,  Arrow paid to the Company a one time  royalty of $600,000 (in lieu of the periodic  royalty paid to the Company pursuant to the Arrow
         License for such  catheters)  for the period  August 31,  1995  through
         September 1, 2000,  of which 50% was paid to Columbia  University  (the
         "University")  in November 1995 pursuant to the terms of a 1987 license agreement between the Company and the University.  Revenue,  as well as the expense for the amounts paid to the University,  will be recognized
         each  quarter  through   September  1,  2000  in  equal  amounts,   and
         accordingly,  $30,000 of revenue  and $15,000 of related  expense  were recognized  during the quarter ended January 31, 1997.  After September
         1, 2000,  the periodic  royalty  payments  provided for in the existing
         Arrow License with respect to the  antimicrobially  treated multi-lumen central  venous  catheters  will resume and will be adjusted to reflect increases in the Consumer  Price Index through  September 1, 2000.  All other terms and  conditions of the existing  Arrow  License  (including
         Arrow's obligation to make quarterly royalty payments based on sales of percutaneous  sheath  introducer  ("PSI")  units  sold,  and  quarterly development  phase  payments for those  products Arrow is developing or has developed  incorporating the Company's  antimicrobial  technology), except  those terms  modified  by the Patent  Settlement  Agreement  of
         January 1, 1995,  remain in full force and  effect.  In  addition,  the
         Modified Arrow License does not modify or alter the terms of the Patent
         Settlement  Agreement.  For  a  discussion  of  the  Patent  Settlement
         Agreement and the  resolution of the Patent  Interference  Proceedings, see "Item 3. Legal  Proceedings" of the Company's Annual Report on Form
         10-K for the fiscal year ended July 31, 1995.

         During the quarter ended January 31, 1997, the Company received nominal royalty payments from Arrow based on limited sales of PSI units sold during this period, and quarterly development phase payments for two other products which Arrow is developing or has developed incorporating the Company's antimicrobial technology.

         Additionally, in November 1996, the Company received an advanced annual payment (which was not scheduled to be paid until April 1, 1997) from W.L. Gore & Associates, Inc. ("Gore"),



         another  of the  Company's  sublicensees,  in the  amount  of  $45,000.
         Included  in this amount was $15,000  representing  an advance  against annual  minimum  royalties to be paid to the Company  based on sales of
         antimicrobially   treated  hernia  patches  which  have  recently  been
         introduced  to  the  marketplace  by  Gore,  and  $30,000  representing advanced  annual  development  phase  payments  for two  other  product segments  also  licensed to Gore  pursuant to the terms of the May 1992
         License Agreement between the Company and Gore.

(3)      License Agreement and Research Agreement

         The Company  currently  has various  license  agreements  and  research
         agreements  with  the  University  related  to  certain   antimicrobial
         technologies  (see  "Management's  Discussion and Analysis of Financial
         Condition and Results of  Operations").  In this  capacity,  in January
         1997,  the Company  paid the  University  $2,841.25,  representing  the
         University's 50% share,  pursuant to the 1987 License Agreement between the Company and the University, of sublicense and royalty fees received by the Company  from Arrow during the quarter  ended  January 31, 1997.
         Further,   in  February  1997,  the  Company  paid  the  University  an additional  $22,500,  representing  the  University's  50% share of the advanced  annual  development  and  royalty  payments  received  by the
         Company from Gore as described in note 2 above.

         As of January 31, 1997,  the Company owes the  University  $165,706 for the  University's  past due share of sublicensing  and royalty payments received by the Company  through 1994.  Moreover,  the Company has been billed  $638,303  as of January  31,  1997 by the  University's  patent counsel for patent work  undertaken  in  connection  with the Company's license  agreements  with  the  University,  although  the  Company  is currently  disputing a substantial  portion of these legal fees. All of these  amounts are included in accounts  payable at January 31, 1997 on the accompanying  condensed balance sheets.  Included in this amount is approximately  $128,954,  representing  charges in connection  with the
         Company's  protection  of  its  intellectual  property  rights  through domestic and foreign patent filings and related matters.  Also included in this  amount is  approximately  $108,560,  representing  charges  in connection with the two AIDS-related patents and the patent application
         for   antimicrobially   treated  condoms  which  the  Company  and  the
         University  have agreed in  principle  to  reassign to the  University,
         because  the  Company  has  been   unsuccessful   in  licensing   these
         technologies  to third  parties.  Finally,  approximately  $401,000  is included in this amount,  representing  charges in connection  with the previously  disclosed  Patent  Interference  Proceedings and subsequent
         Patent  Settlement  Agreement.   The  Company  disputes  the  Company's
         responsibility  for this  $401,000,  and the Company and the University continue  attempts to negotiate a  settlement.  Because the Company has proposed  to  reassign  the two  AIDS-related  patents  and one  patent application for antimicrobially treated condoms to the University,  the
         Company has requested  that the  University  credit the Company for the
         $108,560 outstanding amount due the University's patent counsel related to these matters. The University has continued to work with the Company with respect to these matters and the Company's financial condition and its relation to the University.  Although the Company is continuing its attempts to resolve these  matters,  there can be no assurance that the
         Company  will  be  successful   in  reaching  a  resolution   with  the
         University.

(4)      Subsequent Event - License Amendment Agreement

         In February 1997, the Company and Gore entered into a License Amendment
         Agreement, dated as of January 1, 1997, clarifying the specific product and market application segments set forth in the existing license agreement entered into by the Company and Gore in May 1992. The Company and Gore have also agreed to a royalty rate of 5% for any product that does not otherwise fit within the royalty scheme set forth in Schedule 1 to the License Amendment Agreement. All other terms and conditions set forth in the existing 1992 license agreement remain in full force and effect.

(5)      Other Income

         In  February   1997,  the  Company   received   $50,000  from  Gore  in
         consideration for the Company's cooperation with respect to the License
         Amendment  Agreement  described  in note 4 above,  and to help fund the payment of legal and filing costs incurred by the Company in connection with such Agreement.



Item 2

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

                  The following discussion contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to the Company's plans with respect to its continually deteriorating financial condition. Actual results could differ materially from management's plans and there can be no assurance that the Company will be successful in its plan (i) to sell or license the rights to certain applications of its antimicrobial technology, (ii) to sell all or substantially all of its assets,
(iii) to negotiate  the  forgiveness  of certain debt owed to the  University or
(iv) to continue as a going concern.

                  The  Company  is  in  the  development   stage  and  has  been
principally engaged in research and development activities with the objective of
developing  and  commercializing   certain   cost-reducing  medical  device  and
pharmaceutical  technologies.  Since  March 1, 1994,  the Company has engaged in
extremely   limited   research  and  development   efforts.   In  an  effort  to
commercialize  its more fully  developed  technologies,  the Company had focused from 1990 to March 1994, its research, development and commercialization efforts principally on its infection-reducing, antimicrobial technologies, including the manufacture and marketing  through  distributors of the Company's  antimicrobial gloves and the licensing of other  applications of the antimicrobial  technology to larger  companies.  In the first two quarters of fiscal  1997,  as well as in fiscal  1996,  the  Company  had no  sales  of any  of its  technologies  or its antimicrobial  medical  gloves.  See "Item 1. Business" of the Company's  Annual
Report on Form 10-K for the fiscal year ended July 31, 1996 for a discussion  of the dispute with the  University  concerning  the license for the  antimicrobial glove  technology,  and a  discussion  of the  terms  of the  Patent  Settlement
Agreement dates as of January 1, 1995 among the Company,  the University,  Arrow and Becton Dickinson.

                  Given the continually deteriorating financial condition of the Company, the Board of Directors of the Company has authorized Bruce Hausman, President and Chief Executive Officer of the Company, to negotiate the sale of the Company's rights to various applications of the antimicrobial technology to certain sublicensees of the Company. These applications constitute substantially all of the assets of the Company. In the event that the Company is successful in selling substantially all of its assets, the Company will either endeavor to sell the remaining corporate shell to a third party or to liquidate any remaining assets. The Company has not entered into any agreement to date for the sale of its rights to the antimicrobial technology or any other assets, and there can be no assurance that the Company will be successful in entering into such agreement.

                  In the event that the Company is unsuccessful in negotiating a sale of its rights to the antimicrobial technology, the Company may seek to transfer this technology back to the University in exchange for the forgiveness by the University of all of the outstanding amounts owed by the Company to the University.

                  During the second quarter of fiscal 1997 and for the fiscal years ended July 31, 1996 and 1995, the Company received revenues principally from royalty payments and development fees pursuant to two licenses with Arrow and Gore, sublicensees of applications of the Company's antimicrobial medical technology, and the one-time royalty payment from Arrow, both discussed below.
Additionally, the Company received advanced royalty and development payments from one of its sublicensees during the quarter ended January 31, 1997.

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

                  The  Company  will  continue  to  receive   development  phase
payments  on  the  other  products  incorporating  the  Company's  antimicrobial technology  which the Company's  sublicensees  are  developing or have developed which have not yet received clearance from the U.S. Food and Drug Administration
("FDA"),  or have not yet reached the marketplace,  as well as quarterly royalty payments  from  Arrow  based on sales of PSI units and  annual  minimum  royalty payments from Gore based on one product  segment which has recently  reached the marketplace.  As a result  of the  introduction  of the PSI to the  marketplace, quarterly development phase payments from Arrow have been reduced from $7,500 to
$5,000,  which  will be  partially  offset by royalty  payments  related to such product.  The Company  will also  continue  to receive  annual  minimum  royalty payments  from Gore for the  first  three  years of sales  based on sales of one product  segment  which has received FDA  clearance  and has very  recently been introduced to the  marketplace.  The minimum annual royalty  payment is equal to the annual  development  payment the Company had been receiving for such product segment.  Such  minimum  annual  royalties  payable  to the  Company by Gore are subject to the terms and  conditions  set forth in the existing May 1992 License
Agreement  between the Company and Gore. As a result of the Company's receipt in
November 1996 of an advance annual minimum royalty payment of $15,000 (described in note 2 above),  annual  development  phase payments from Gore for the product segment which has recently been introduced to the marketplace have been replaced by royalty payments. The Company is unable to assess at this time whether and to what extent such royalty payments will increase in the future.

         Results of Operations for the Three Months Ended January 31, 1997

                  Revenues  for the  quarter  ended  January  31,  1997  totaled
$66,372,   a  decrease  of  51%  from  the  $135,380  in  revenues   during  the
corresponding  period in fiscal 1996.  This  decrease in revenues was due to the fixed royalties  earned during the quarter ended January 31, 1997 as a result of the


Modified Arrow License between Arrow and the Company (see note 2 to the financial statements), the Company's receipt in November 1995 of the one-time payment of $75,000 from Arrow to help fund the payment of legal costs incurred by the Company in connection with the Patent Interference Proceedings and the Patent Settlement Agreement, and to a lesser extent, the replacement of quarterly development payments with nominal royalty payments from Arrow based on sales of PSI units. Revenues from licensing fees in the second quarter of fiscal
1997 were $5,000, a decrease of 33.3% from the $7,500 in licensing fees recorded in the corresponding period in fiscal 1996 as a result of the replacement of one development phase payment with nominal royalty payments. Revenues from royalties were $61,282, an increase of 104% over the $30,000 in royalty payments received during the second quarter of fiscal 1996 as a result of a $30,600 payment made by Arrow to the Company pursuant to the Patent Settlement Agreement which provides for certain royalties to be paid by Arrow to the Company and for such royalties to be paid by the Company to another party to such Patent Settlement
Agreement, and a slight increase in royalty payments from Arrow of $682, of which 50% was paid to the University on January 9, 1997, related to sales of PSI units. Included in revenues from royalties is $30,000 representing royalties earned for the quarter ended January 31, 1997, which is derived from the $600,000 advance royalty payment received by the Company from Arrow in October
1995. (See notes 2 and 3 above.) The unearned portion of $430,000 is reflected as deferred revenue in the liability section and the remaining $215,000 of the $300,000 paid to the University is reflected as deferred royalty costs in the assets section of the balance sheets. Also included in deferred revenues is $45,000 representing advanced annual development phase and royalty payments received from Gore described in note 2 above, which will be recorded as income in the third quarter of fiscal 1997.

                  Although the Company had no sales of its antimicrobial gloves in the current quarter or during the fiscal year to date, there were no glove sales in the corresponding period of fiscal 1996 either. The Company maintains its belief that such lack of glove sales continues to be due to the difficulty it faces as a small company with extremely limited resources in introducing and marketing a new product internationally without the benefit of a domestic sales base or regulatory clearance by the FDA.

                  Expenses incurred during the three months ended January 31, 1997 totaled $96,814, a decrease of 24.5% from the $127,869 of expenses incurred in the three months ended January 31, 1996 primarily due to the reduction of legal costs incurred by the Company in connection with the protection of its intellectual property rights.

                  The Company sustained a net loss of $30,442 for the quarter ended January 31, 1997, as compared to a recorded net income of $7,511 in the corresponding period in fiscal 1996. This difference is due to the Company's receipt in November 1995 of the one-time payment of $75,000 from Arrow to help fund the payment of legal costs incurred by the Company in connection with the Patent Interference Proceedings and the Patent Settlement Agreement.

         Results of Operations for the Six Months Ended January 31, 1997

                  Revenues  for the six months  ended  January 31, 1997  totaled
$126,394, a decrease of 31.5% from revenues of $184,604 in the corresponding period last year. This decrease in revenues was due to the fixed royalties earned for the first six months of fiscal 1997 as a result of the Modified Arrow
License between the Company and Arrow (see note 2 to the financial statements), the Company's receipt in November 1995 of the one-time payment of $75,000 from Arrow to help fund the payment of legal costs incurred by the Company in connection with the Patent Interference Proceedings and the Patent Settlement
Agreement, and to a lesser extent, the replacement of quarterly development payments with nominal royalty payments from Arrow based on sales of PSI units. In addition, revenues included $30,600 as a result of the Patent Settlement Agreement which provides for certain royalties to be paid by Arrow to the Company and, in turn, paid by the Company to another party to such agreement, as discussed above.

                  Expenses incurred during the six months ended January 31, 1997 totaled $191,519, a decrease of 20.2% from the $239,975 of expenses incurred in the six months ended January 31, 1996. This decrease was due primarily to the reduction in legal costs incurred by the Company in connection with the Company's protection of its intellectual property rights. This decrease was partially offset by payments totaling $30,600 made by the Company to another party to the Patent Settlement Agreement, as discussed above.

                  The Company sustained a net loss of $65,125 for the six months ended January 31, 1997, an increase of 34.6% over the net loss of $48,371 in the corresponding period in 1996. The increase in the net loss for the six month period is due primarily to the aforementioned factors.

         Liquidity and Capital Resources

                  At January 31, 1997, the Company had a working capital deficit of approximately $976,000, which represented an increase of approximately
$96,000 in such deficit from July 31, 1996.  During the six months ended January
31, 1997, the Company had a decrease of $28,243 in cash flows from operations principally due to the receipt in October 1995 of the one-time advance royalty payment of $600,000 from Arrow which enabled the Company to reduce its outstanding accounts payable, and the one-time receipt from Arrow in November
1995 of $75,000 to help fund the payment of legal costs incurred by the Company in connection with the Patent Interference Proceedings and the Patent Settlement
Agreement. It is expected that future cash flows will be substantially less than reported revenues due to the one-time advance royalty payment from Arrow. As a result of the aforementioned payments to the University, payments to legal counsel associated with corporate and intellectual property matters, and costs associated with general operations, at January 31, 1997, the Company had cash and cash equivalents of $21,683.

                  In November 1996, the Company received advance royalty and development phase payments from Gore as described in note 2 above.

                  The Company currently owes the University  $165,706 (see notes
2 and 3 to the financial statements). It is expected that future cash flows will be substantially less than reported revenues due to the one time advance royalty payment from Arrow. The Company is currently negotiating with certain of its sublicensees for the sale of the Company's rights to various applications of the antimicrobial technology. In the event that the Company is successful in selling its rights to this technology, the Company would use the funds received from such sale to satisfy its outstanding financial obligations, including amounts owed to the University and the University's patent counsel. There can be no assurance, however, that the Company will be successful in selling its rights to the antimicrobial technology to a third party.

                  In the event that the Company is unsuccessful in negotiating a sale of its rights to the antimicrobial technology, the Company may seek to transfer this technology back to the University in exchange for the forgiveness by the University of all of the outstanding amounts owed by the Company to the University.



                  The Company is still in the development stage, and its business operations have only generated a nominal amount of revenues to date.
There can be no assurance that the Company will be successful in raising additional funds or that the Company will continue as a going concern. The report of the Company's independent auditors on the Company's financial statements for the fiscal years ended July 31, 1996, 1995 and 1994 included an explanatory paragraph which stated that the Company's recurring losses and working capital and total stockholders' deficits raised substantial doubt about the Company's ability to continue as a going concern and precluded the expression of an opinion on the Company's financial statements as of and for the years ended July 31, 1996, 1995 and 1994. The financial statements did not include any adjustments that might result from the outcome of that uncertainty.
Because of the continued working capital deficit, the Company is attempting to sell its rights to various applications of the antimicrobial technology, as discussed above. In any event, the Company is continuing its attempts to resolve the dispute with the University over the license for the antimicrobial glove technology and legal fees billed to the Company by the University's patent counsel. Furthermore, the Company will continue its attempts to curtail expenditures. There can be no assurance that the Company will be successful in any of the foregoing.

                  In the event that the Company is unsuccessful in its attempt to sell its rights to the antimicrobial technology or to transfer such technology to the University, the Company does not have any other plans to raise additional capital and there can be no assurance that it will be able to continue as a going concern or avoid liquidation, even with further cost-cutting measures.

         Regulatory Developments

                  In  May  1989,   the  Company   filed  a   pre-market   510(k)
notification  seeking  consent to market  its  antimicrobial  latex  examination gloves.  Since this initial  510(k)  submission,  the Company had,  from 1991 to
1993,  amended and resubmitted the 510(k) several times in an effort to obtain a
determination  of  "substantial   equivalence"  to  previously   marketed  latex
examination gloves. The FDA Office of Device Evaluation ("ODE") had notified the
Company,  in  response  to  each  of  these  submissions,   that  the  Company's
antimicrobial latex examination gloves are not "substantially  equivalent" since the gloves have a new indication  for an examination  glove which may affect the prophylactic  effect,  thus constituting a new intended use. The ODE had further stated that no accepted scientific methods presently exist for assessment of the effectiveness  of antiviral  activity for topical  antimicrobials,  particularly under glove-use conditions.

                  On March 11, 1996,  Dr.  Shanta M. Modak of the  Department of
Surgery, Columbia University, where the antimicrobial glove technology was developed, and Dr. Louis R.M. Del Guercio, the Company's Chairman, made a presentation, on the Company's behalf, concerning the Company's gloves before the FDA's Independent Advisory Committee, General Hospital and Personal Use
Devices Panel, Center for Devices and Radiological Health. Mr. Lester Sampath, also of the Department of Surgery, Columbia University, was there as an observer. The Panel acts in an advisory capacity and makes recommendations to the FDA regarding whether or not certain device submissions should receive FDA clearance to be marketed. While the Panel did not make any recommendation to the FDA at the March 11, 1996 meeting, the Panel voted to accept a previously distributed opinion of an independent consultant indicating that the Company's examination gloves do not have a positive impact on disease control. Since the March 11, 1996 meeting, the Company and Dr. Modak have remained in contact with the ODE, particularly with Mr. Terrell Cunningham, Nurse Consultant of the ODE.



                  By letter dated February 27, 1997, the Company was informed by Mr. Ulatowski of the ODE that, should the Company wish to continue with its efforts to bring its antimicrobial gloves to market, the ODE recommends that the Company submit a new 510(k), with the focus of the submission directed at the recommendations outlined in Mr. Ulatowski's letter relating to certain labeling claims and additional testing.

                  At present, the Company does not have sufficient financial resources to fund additional clinical testing and to prepare the new 510(k) submission necessary to ready its antimicrobial gloves for the marketplace.
However, should the Company's financial condition improve, the Company would spend some of these funds on additional testing and preparation of the new
510(k) submission. There can be no assurance that, even if the Company makes a new 510(k) submission in accordance with Mr. Ulatowski's February 27, 1997 letter and conducts the additional testing suggested therein, that the Company will obtain FDA clearance to market its antimicrobial latex gloves.


PART II - OTHER INFORMATION

Item 5 - Other Information

(a)       Negotiations  with Arrow to Increase Fields of Application in Existing
          License Agreement

         The Company is currently negotiating with Arrow with respect to increasing the Fields of Application for the sublicense granted by the Company to Arrow. Arrow may make an additional payment to the Company in consideration therefor. However, there can be no assurance that the Company and Arrow will reach agreement with respect to this matter.

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

         None.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended January 31, 1997.





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                DALTEX MEDICAL SCIENCES, INC.


Date:  March 17, 1997           By: /s/ Bruce Hausman, Esq.
                                   BRUCE HAUSMAN, ESQ.
                                   President and Chief Executive Officer


Date:  March 17, 1997           By: /s/ Herbert J. Mitschele, Jr.
                                   HERBERT J. MITSCHELE, JR.
                                   Treasurer, Secretary
                                   and Chief Financial Officer

                                       13

