Form 10-Q/A
period 1997-01-31
DALTEX MEDICAL SCIENCES INC
filed 1997-03-26
CIK 742686

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-Q/A

                               Amendment No. 1 to
                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                       For quarter ended January 31, 1997
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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date.



            Class                          Outstanding at March 7, 1997

  Common Stock, par value $.01
           per share                                  8,632,699

                          DALTEX MEDICAL SCIENCES, INC.

                                      INDEX
                                                                           Page
PART II -         OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                    1






                                       (i)

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

         6.1 - License Amendment Agreement dated February 3, 1997, effective as of January 1, 1994, to the License Agreement dated May 1992 between Daltex Medical Sciences, Inc. and W.L. Gore & Associates, Inc.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended January 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         DALTEX MEDICAL SCIENCES, INC.


Date:  March 25, 1997                    By: /s/ Diane E. Fritz
                                             Diane E. Fritz
                                             Vice President and
                                             Assistant Corporate Secretary