Form 10-Q
period 1997-04-30
DALTEX MEDICAL SCIENCES INC
filed 1997-06-18
CIK 742686

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
-------------------------------------------------------------------------------

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                        For quarter ended April 30, 1997
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

          Class                                   Outstanding at June 4, 1997

Common Stock,  par value $.01                                  8,632,699
           per share

                          DALTEX MEDICAL SCIENCES, INC.

                                      INDEX

                                                                           Page

     PART  1 -    FINANCIAL INFORMATION

     Item 1 -     Financial Statements


                  (a)  Condensed  balance  sheets as of April 30, 1997
                       (Unaudited) and July 31, 1996.                      1-2

                  (b) Condensed statements of operations and deficit accumulated during the development stage for
                       the  three   months   ended   April  30,   1997
                       (Unaudited)  and  April 30,  1996  (Unaudited),
                       nine months  ended  April 30, 1997  (Unaudited)
                       and April  30,  1996  (Unaudited),  and for the
                       period July 28, 1983 (Date of Incorporation) to
                       April 30, 1997 (Unaudited)                            3

                  (c)  Condensed statements of cash flows for the nine
                       months  ended  April 30, 1997  (Unaudited)  and
                       April 30, 1996 (Unaudited),  and for the period
                       July 28, 1983 (Date of  Incorporation) to April
                       30, 1997 (Unaudited)                                  4

                  (d)  Notes   to   condensed   financial   statements
                       (Unaudited)                                         5-7

     Item 2 -     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     7-13


     PART II -    OTHER INFORMATION

     Item 5 -     Other Information                                       13-14

     Item 6 -     Exhibits and Reports on Form 8-K                           14

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                         Daltex Medical Sciences, Inc.
                        (A Development Stage Enterprise)
                            Condensed Balance Sheets

                                                   April 30,
                                                      1997          July 31,
                                                  (Unaudited)       1996 (A)

Assets

Current assets:
           Cash and cash equivalents                $12,689         $49,926
           Other receivables                         20,319          15,319
           Prepaid royalty                           60,000          60,000
                                                   --------        --------
              Total current assets                   93,008         125,245

Net plant and equipment, at cost
Patents, net of accumulated amortization of
     $134,426 at April 30, 1997
     and $134,426 at July 31, 1996                       --              --
Other assets, net                                     3,375           3,375
Deferred royalty costs (note 2)                     140,000         185,000
                                                   --------        --------

                                                   $236,383        $313,620
                                                   ========        ========


See accompanying notes to condensed financial statements.

(A) Amounts at July 31, 1996 are from audited financial statements.

                         Daltex Medical Sciences, Inc.
                        (A Development Stage Enterprise)
                            Condensed Balance Sheets

                                                             April 30,
                                                                1997             July 31,
                                                            (Unaudited)          1996 (A)
Liabilities and Stockholders' Deficiency

Current liabilities:
        Accounts payable & accrued expenses (note 3)           $917,781            $885,942
        Advance royalty payments (note 2)                       120,000             120,000
                                                            -----------         -----------
        Total current liabilities                             1,037,781           1,005,942
                                                            -----------         -----------


Advance royalty payments (note 2)                               280,000             370,000
                                                            -----------         -----------

Stockholders' deficiency:
        Common Stock, par value $.01 per share
        Authorized 20,000,000 shares; issued
         8,632,699 at April 30, 1997 and
        8,632,699 at July 31, 1996                               86,327              86,327
        Paid in capital                                       6,816,369           6,816,369
        Deficit accumulated during the                       (7,984,094)
             development stage                                                   (7,965,018)
                                                            -----------         -----------

        Total stockholders' deficiency                       (1,081,398)         (1,062,322)
                                                            -----------         -----------

                                                               $236,383            $313,620
                                                            ===========         ===========

See accompanying notes to condensed financial statements

(A) Amounts at July 31, 1996 are from audited financial statements.

                         Daltex Medical Sciences, Inc.
                        (A Development Stage Enterprise)
                      Statements of Operations and Deficit
                    Accumulated During the Development Stage

                                                                                                                      For The Period
                                                                                                                        28-Jul-83
                                                    Three Months     Three Months     Nine Months     Nine Months       (Date of
                                                        Ended           Ended           Ended            Ended        Incorporation)
                                                      April 30,        April 30,       April 30,       April 30,       To April 30,
                                                        1997             1996            1997            1996             1997
                                                    (Unaudited)      (Unaudited)     (Unaudited)     (Unaudited)      (Unaudited)
Revenues:
Sales - Patents & related technology                $         --    $         --    $         --    $         --        $300,000
Sales - Gloves                                                --              --              --              --         208,440
Interest and other income (note 5)                            85             199             342          75,199       1,712,903
License fees and royalties                               158,653         104,706         284,790         214,310       2,654,886
                                                    ------------    ------------    ------------    ------------    ------------

Total revenues                                           158,738         104,905         285,132         289,509       4,876,229
                                                    ------------    ------------    ------------    ------------    ------------

Expenses incurred in the development stage:
Cost of sales                                                 --              --              --              --         313,243
Research & development                                        --              --              --           6,400       3,335,251
General & administrative                                 112,689         132,000         304,208         358,582       9,211,829
                                                    ------------    ------------    ------------    ------------    ------------

Total expenses incurred in the
development stage                                        112,689         132,000         304,208         364,982      12,860,323
                                                    ------------    ------------    ------------    ------------    ------------

Net income (loss)                                         46,049         (27,102)        (19,076)        (75,473)     (7,984,094)
                                                    ------------    ------------    ------------    ------------    ------------

Deficit accumulated during the development stage:

Beginning of period                                   (8,030,143)     (7,881,145)     (7,965,018)     (7,832,774)             --
                                                    ------------    ------------    ------------    ------------    ------------

End of period                                        $(7,984,094)    $(7,908,247)    $(7,984,094)    $(7,908,247)    $(7,984,094)
                                                    ============    ============    ============    ============    ============

Net income (loss) per common share                          0.01              --              --           (0.01)          (1.02)
                                                    ============    ============    ============    ============    ============

Weighted average number of
shares outstanding                                     8,633,000       8,633,000       8,633,000       8,633,000       7,810,000
                                                    ============    ============    ============    ============    ============

See accompanying notes to condensed financial statements.

                         Daltex Medical Sciences, Inc.
                        (A Development Stage Enterprise)
                       Condensed Statements of Cash Flows
                                                                                                      For the Period
                                                                                                      July 28, 1983
                                                                                                         (Date of
                                                                                                      Incorporation)
                                                                        April 30,        April 30,     to April 30,
                                                                          1997             1996            1997
                                                                      (Unaudited)       (Unaudited)    (Unaudited)
Cash flows from operations
     Net loss:                                                          ($19,076)        ($75,473)     ($7,984,094)
     Non-cash expenses included in net loss:
          Depreciation and amortization                                       --           16,440          310,234
     Non-cash compensation charges                                            --               --          889,130
     Abandoned equipment                                                      --               --           53,386
     Write-off of patents                                                     --               --          105,221
     Write-off of inventory/advance payments                                  --               --          115,048
     Other                                                                    --               --            4,499
Changes in current assets & liabilities:
      (Increase) in inventory & advance payments                              --               --         (115,048)
      (Increase) decrease in grant & other receivables                    (5,000)          43,448          (20,319)
      (Increase) decrease in deferred royalty costs                       45,000         (260,000)        (200,000)
      Increase (decrease) in accounts payable & accrued expenses          31,839         (178,874)         920,103
      Increase (decrease) in advance development
          & royalty payments                                             (90,000)         520,000          400,000
                                                                     -----------      -----------      -----------
      Net cash flows of operations                                       (37,237)          65,541       (5,521,840)
                                                                     -----------      -----------      -----------

Cash flows from investing activities:
      Purchase of U.S. government obligations                                 --               --       (8,813,987)
      Redeemed U.S. government obligations
          and other short-term investments                                    --               --        8,810,987
      Purchase of equipment & furniture                                       --               --         (159,370)
      Purchase of patent & trademark                                          --               --         (171,750)
      (Increase) decrease in due from officer & stockholder                   --               --         (110,601)
      (Purchase) sale of other assets                                         --               --          (30,095)
                                                                     -----------      -----------      -----------
           Net cash flows of investing activities                             --               --         (474,816)
                                                                     -----------      -----------      -----------

Cash flow from financing activities:
     Proceeds from sale of common stock & warrants -net                       --               --        6,009,344

Net increase (decrease) in cash                                          (37,237)          65,541           12,689
Cash, including certificates of deposit:
     Beginning of period                                                  49,926           10,862               --
                                                                     -----------      -----------      -----------
     End of period                                                       $12,689          $76,403          $12,689
                                                                     ===========      ===========      ===========

See accompanying notes to condensed financial statements.

       NOTES TO CONDENSED FINANCIAL STATEMENTS-April 30, 1997 (Unaudited)

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

          (2)  Advance Royalty and Development Phase Payments

               In October 1995, the Company and Arrow International, Inc. ("Arrow") agreed to modify the terms of the existing Arrow License (the "Modified Arrow License") concerning only those license fees payable to the Company by Arrow for antimicrobially treated multi-lumen central venous catheters (exclusive of the silicone Hickman/Broviac type, implantable port or peripherally inserted central venous catheters). During the quarter ended October 31, 1995 and pursuant to the Modified Arrow License, Arrow paid the Company a one time royalty of $600,000 (in lieu of the periodic royalty paid to the Company pursuant to the Arrow License for such catheters) for the period August 31, 1995 through September 1, 2000, of which 50% was paid to Columbia University (the "University") in November 1995 pursuant to the terms of a 1987 license agreement between the Company and the University (the " 1987 University License"). Revenue, as well as the expense for the amounts paid to the University, will be recognized each quarter through September 1, 2000 in equal amounts, and accordingly, $30,000 of revenue and $15,000 of related expense were recognized during the quarter ended April 30, 1997. After September 1, 2000, the periodic royalty payments provided for in the existing Arrow License with respect to the antimicrobially treated multi-lumen central venous catheters will resume and will be adjusted to reflect increases in the Consumer Price Index through September 1, 2000. All other terms and conditions of the existing Arrow License (including Arrow's obligation to make quarterly royalty payments based on sales of percutaneous sheath introducer ("PSI") units sold, and quarterly development phase payments for those products Arrow is developing or has developed incorporating the Company's antimicrobial technology), except those terms modified by the Patent Settlement Agreement of January 1, 1995, remain in full force and effect. The Modified Arrow License does not modify or alter the terms of the Patent Settlement Agreement. For a discussion of the Patent Settlement Agreement and the resolution of the Patent Interference Proceedings, see "Item 3. Legal Proceedings" of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1995.

               During the quarter ended April 30, 1997, the Company received nominal royalty payments from Arrow based on limited sales of PSI units sold during this period, and quarterly development phase payments for two other products which Arrow is developing or has developed incorporating the Company's antimicrobial technology.

               Additionally, in November 1996, the Company received an advanced annual payment (which was not scheduled to be paid until April 1, 1997) from W.L. Gore & Associates, Inc. ("Gore"), another of the Company's sublicensees, in the amount of $45,000. Included in this amount was $15,000 representing an advance against annual minimum royalties to be paid to the Company based on sales of antimicrobialy treated hernia patches which have recently been introduced to the marketplace by Gore, and $30,000 representing advanced annual development phase payments for two other product segments also licensed to Gore pursuant to the terms of the May 1992 License Agreement between the Company and Gore. Such $45,000 was recognized as revenue in the quarter ended April 30, 1997.

          (3)  License Agreement and Research Agreement

               The Company currently has various license agreements and research agreements with the University related to certain antimicrobial technologies (see "Management's Discussion and Analysis of Financial Condition and Results of Operations").

               As of April 30, 1997, the Company owes the University $165,706 for the University's past due share of sublicensing and royalty payments received by the Company through 1994. Additionally, the Company owes the University $410 representing the University's 50% share of royalties received by the Company from Arrow based on sales of PSI units, and $2,500 representing the University's 50% share of quarterly development fees received by the Company from Arrow in May 1997. Moreover, the Company has been billed $643,294 as of April 30, 1997 by the University's patent counsel for patent work undertaken in connection with the Company's license agreements with the University, although the Company is currently disputing a substantial portion of these legal fees. All of these amounts are included in accounts payable at April 30, 1997 on the accompanying condensed balance sheets. This $643,294 includes: (i) approximately $128,954, representing charges in connection with the Company's protection of its intellectual property rights through domestic and foreign patent filings and related matters; (ii) approximately $108,560, representing charges in connection with two AIDS-related patents and a patent application for antimicrobially treated condoms which the Company and the University have agreed in principle to reassign to the University, because the Company has been unsuccessful in licensing these technologies to third parties; and (iii) approximately $401,000, representing charges in connection with the previously disclosed Patent Interference Proceedings and subsequent Patent Settlement Agreement. The Company disputes the Company's responsibility for this $401,000, and the Company and the University are continuing efforts to negotiate a settlement. Because the Company has proposed to reassign the two AIDS-related patents and one patent application for antimicrobially treated condoms to the University, the Company has requested that the University credit the Company for the $108,560 outstanding amount due the University's patent counsel related to these matters. The University has continued to work with the Company with respect to these matters and the Company's financial condition and its relation to the University. Although the Company is continuing its attempts to resolve these matters, there can be no assurance that the Company will be successful in reaching a resolution with the University.

          (4) License Amendment Agreement between the Company and W.L. Gore & Associates

              In February 1997, the Company and Gore entered into a License Amendment Agreement, dated as of January 1, 1997, clarifying the specific product and market application segments set forth in the existing license agreement entered into by the Company and Gore in May 1992. In consideration for the Company's cooperation with respect to such License Amendment Agreement and to help fund the payment of legal and filing costs incurred by the Company in connection with such Agreement, the Company received a payment from Gore in February 1997 in the amount of $50,000. Such payment is included in revenues in the quarter ended April 30, 1997. The Company and Gore have also agreed to a royalty rate of 5% for any product sold by Gore that is not otherwise covered by any other categories set forth in the License Amendment Agreement, but which are covered by Licensed Products (as defined therein). All other terms and conditions set forth in the existing 1992 license agreement remain in full force and effect.



     Item 2

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operation

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

               The Company is in the development stage and has been principally engaged in research and development activities with the objective of developing and commercializing certain cost-reducing medical device and pharmaceutical technologies. Since March 1, 1994, the Company has engaged in extremely limited research and development efforts. In an effort to commercialize its more fully developed technologies, the Company had focused, from 1990 to March 1994, its research, development and commercialization efforts principally on its infection-reducing, antimicrobial technologies, including the manufacture and marketing through distributors of the Company's antimicrobial gloves and the licensing of other applications of the antimicrobial technology to larger companies. In the first three quarters of fiscal 1997, as well as in fiscal 1996, the Company had no sales of any of its technologies or its antimicrobial medical gloves. See "Item 1. Business" of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1996 for a discussion of the dispute with the University concerning the license for the antimicrobial glove technology, and a discussion of the terms of the Patent Settlement Agreement dated as of January 1, 1995 among the Company, the University, Arrow and Becton Dickinson.

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

               During the first three quarters of fiscal 1997 and for the fiscal years ended July 31, 1996 and 1995, the Company received revenues principally from royalty payments and development fees pursuant to two licenses with sublicensees of applications of the Company's antimicrobial medical technology, and the one-time royalty payment, both discussed below. Additionally, in June 1997, the Company received a one-time, non-refundable, non-creditable fee of $100,000 from Arrow, of which $50,000 was paid on June 5, 1997 to the University pursuant to the terms the 1987 University License, for those additional "Fields of Application" set forth in the Second Modification to License Agreement between the Company and Arrow dated as of May 30, 1997 (the "Second Modified Arrow License"), as described under "Item 5 - Other Information."

               In October 1995, the Company received a one-time royalty payment of $600,000 from Arrow, of which 50% was paid in November 1995 to the University pursuant to the 1987 University License. Additionally, in November 1995, the Company received $75,000 from Arrow to help fund the payment of legal costs incurred by the Company in connection with the Patent Interference Proceedings and the Patent Settlement Agreement. See "-Results of Operations" and "-Liquidity and Capital Resources."

               Except for those products covered by the Second Modified Arrow License, the Company will continue to receive quarterly development phase payments on the other products incorporating the Company's antimicrobial technology which the Company's sublicensees are developing or have developed which have not yet received clearance from the U.S. Food and Drug Administration ("FDA"), or have not yet reached the marketplace, as well as quarterly royalty payments from Arrow based on sales of PSI units. As a result of the introduction of the PSI to the marketplace, quarterly development phase payments from Arrow have been reduced from $7,500 to $5,000, which will be partially offset by royalty payments related to such product. The Company will also continue to receive annual minimum royalty payments in the amount of $15,000 for the first three years of sales from Gore based on sales of one product segment which has received FDA clearance and has recently been introduced to the marketplace. The minimum annual royalty payment is equal to the annual development payment the Company had been receiving for such product segment. The Company is unable to assess at this time whether and to what extent such royalty payments will increase in the future.

     Results of Operations for the Three Months Ended April 30, 1997

               Revenues for the quarter ended April 30, 1997 totaled $158,738, an increase of 51.3% over the $104,905 in revenues during the corresponding period in fiscal 1996 primarily due to factors described below. Revenues from licensing fees in the third quarter of fiscal 1997 were $85,000, an increase of 70% over the $50,000 in licensing fees recorded in the corresponding period in fiscal 1996 as a result of the Company's receipt in February 1997 of $50,000 from Gore described in note 4 above. Revenues from royalties were $73,653, an increase of 34% over the $54,706 in royalty payments received during the third quarter of fiscal 1996 as a result of a $27,834 payment made by Arrow to the Company pursuant to the Patent Settlement Agreement which provides for certain royalties to be paid by Arrow to the Company and for such royalties to be paid by the Company to another party to such Patent Settlement Agreement, a slight increase in royalty payments from Arrow, of $820, of which 50% is owed to the University, related to sales of PSI units, and the replacement of one annual development phase payment with minimum annual royalty payments of $15,000 received from Gore. Included in revenues from royalties is $30,000 representing royalties earned for the quarter ended April 30, 1997, which is derived from the $600,000 advance royalty payment received by the Company from Arrow in October 1995. (See notes 2 and 3 above.) The unearned portion of $400,000 is reflected as deferred revenue in the liability section and the remaining $200,000 of the $300,000 paid to the University is reflected as deferred royalty costs in the assets section of the balance sheets.

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

               Expenses incurred during the three months ended April 30, 1997 totaled $112,689, a decrease of 14.6% from the $132,008 of expenses incurred in the three months ended April 30, 1996 primarily due to the reduction of legal costs incurred by the Company in connection with the protection of its intellectual property rights.

               The Company had a net income of $46,049 for the quarter ended April 30, 1997, as compared to a recorded net loss of $27,102 in the corresponding period in fiscal 1996 due primarily to the Company's receipt in February 1997 of $50,000 from Gore described in note 4 above, and the reduced legal costs described above.

     Results of Operations for the Nine Months Ended April 30, 1997

               Revenues for the nine months ended April 30, 1997 totaled $285,132, a decrease of 1.5% from revenues of $289,509 in the corresponding period last year. This decrease in revenues was due to the Company's receipt from Arrow in fiscal 1996 of the one-time payment of $75,000 to help fund the payment of legal costs incurred by the Company in connection with the Patent Interference Proceedings and Patent Settlement Agreement, the fixed royalties recognized for the first nine months of fiscal 1997 as a result of the modification to the license agreement between the Company and Arrow (see note 2 to the financial statements), and to a lesser extent, the replacement of quarterly development payments with nominal royalty payments from Arrow based on sales of PSI units. This reduction was partially offset by the $50,000 received from Gore. In addition, revenues in fiscal 1997 included $82,905 as a result of the Patent Settlement Agreement which provides for certain royalties to be paid by Arrow to the Company and, in turn, paid by the Company to another party to such agreement, as discussed above.

               Expenses incurred during the nine months ended April 30, 1997 totaled $304,208, a decrease of 16.6% from the $364,982 of expenses incurred in the nine months ended April 30, 1996. This decrease was due primarily to the reduction in legal costs incurred by the Company in connection with the Company's protection of its intellectual property rights, and to a lesser extent, the fixed royalties recognized for the first nine months of fiscal 1997 as a result of the modification to the license agreement between the Company and Arrow, a portion of which is recorded in expenses as a payment to the University. (See note 2 to the financial statements.) This decrease was partially offset by payments totaling $82,905 made by the Company to another party to the Patent Settlement Agreement, as discussed above.

               The Company sustained a net loss of $19,076 for the nine months ended April 30, 1997, a substantial reduction from the net loss of $75,473 in the corresponding period in 1996. The decrease in the net loss for the nine month period is due primarily to the aforementioned reduced expenses.

     Liquidity and Capital Resources

               At April 30, 1997, the Company had a working capital deficit of approximately $944,000, which represented an increase of approximately $63,000 in such deficit from July 31, 1996. During the nine months ended April 30, 1997, the Company had a decrease of $37,237 in cash flows from operations principally due to the receipt in October 1995 of the one-time advance royalty payment of $600,000 from Arrow which enabled the Company to reduce its outstanding accounts payable, and the one-time receipt from Arrow in November 1995 of $75,000 to help fund the payment of legal costs incurred by the Company in connection with the Patent Interference Proceedings and the Patent Settlement Agreement. It is expected that future cash flows will be substantially less than reported revenues due to the one time advance royalty payment from Arrow described in note 2 above, the one-time payment from Gore described in note 4 above and the one-time payment received from Arrow described below in Part II - Other Information
     - Item 5. As a result of the aforementioned payments to the University, payments to legal counsel associated with corporate and intellectual property matters, and costs associated with general operations, at April 30, 1997, the Company had cash and cash equivalents of $12,689. The Company and Arrow entered into a Second Modification to the Arrow License to modify certain terms of the existing Arrow License to include four additional Fields of Application. In consideration of the additions to the Fields of Application under the existing Arrow License, Arrow paid to the Company a one-time, non-refundable, non-creditable fee of $100,000, of which $50,000 was paid on June 5, 1997 to the University pursuant to the terms of the 1987 University License.

               The Company currently owes the University $168,616 (see notes 2 and 3 to the financial statements). The Company has recently negotiated a sublicense, which is awaiting approval by the University pursuant to the terms of the 1987 University License, with a glove manufacturer for the right to sublicense the Company's antimicrobial glove technology. The terms of the sublicense will include negotiated royalty rates based upon future sales, if any, of gloves incorporating the antimicrobial technology. Additionally, the Company is currently negotiating with certain of its sublicensees for the sale of the certain other rights of the Company to various applications of the antimicrobial technology. In the event that the Company is successful in selling its rights to this technology, the Company would use the funds received from such sale to satisfy its outstanding financial obligations, including undisputed amounts owed to the University and the University's patent counsel. There can be no assurance, however, that the Company will be successful in selling its rights to the antimicrobial technology to a third party or sublicensing its rights to the antimicrobial glove technology.

               In the event that the Company does not receive approval for the negotiated sublicense for the rights to its antimicrobial glove technology from the University or is unsuccessful in negotiating a sale of certain other rights of the Company to various applications of the antimicrobial technology, the Company may seek to transfer this technology back to the University in exchange for the forgiveness by the University of all of the outstanding amounts owed by the Company to the University.

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

               In the event that the Company is unsuccessful in its attempt to sell its rights to the antimicrobial technology, sublicense its rights to the antimicrobial glove technology or to transfer such technology to the University, the Company does not have any other plans to raise additional capital and there can be no assurance that it will be able to continue as a going concern or avoid liquidation, even with further cost-cutting measures.

               In an attempt to raise additional capital in order to continue to pursue potential acquisition and/or merger possibilities, including a sale of the Company, in April 1997, the Company extended the expiration dates of its Class A and Class B Warrants. The expiration date of the Company's Class A Warrants was extended from April 30, 1997 to 5:00 p.m. (New York City time) on December 31, 1997; the exerise price of the Class A Warrants remains $0.25. The expiration date of the Company's Class B Warrants was extended from October 31, 1997 to 5:00 p.m. (New York City time) on December 31, 1997; the exerise price of the Company's Class B Warrants remains $1.00. Under Federal securities laws, the Company is unable to accept the exercise of any Class A or Class B Warrants until such time, if any, as the Company's independent auditors may express an opinion on the Company's financial statements, as discussed above. At such time, if any, as the Company may accept such exercise, the Company intends to use any proceeds received from the exercise of its Class A and Class B Warrants for working capital, general corporate purposes and, if possible, the reinitiation of its research and development efforts.

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

                  At present, the Company does not have sufficient financial resources to fund additional clinical testing and to prepare the new 510(k) submission necessary to ready its antimicrobial gloves for the marketplace. In April 1997, the Company entered into a letter of intent agreement, as described below, relating to a sublicense agreement with a glove manufacturer concerning the patents for the antimicroibial glove technology currently owned by the University and licensed to the Company. The Company and the glove manufacturer recently executed such sublicense agreement, subject to appproval by the University. However, there can be no assurance that the Company will receive approval from the University for such sublicense.


     PART II - OTHER INFORMATION

     Item 5 - Other Information

          (a)  Nalpak  Industries,  Inc,  and the  Company  Executed a Letter of
               Intent Agreement Concerning the Company's Antimicrobial Glove Technology

              In April 1997, the Company and Nalpak Industries, Inc. ("Nalpak"), a medical glove manufacturer, entered into a letter of intent agreement concerning the patents which are licensed to the Company from the University relating to antimicrobial latex examination and surgeons' gloves used to prevent or reduce infection and to inhibit the transmission of infectious diseases.

              Nalpak has received an expression of interest from a financing partner (collectively, the "Medpac Group") to sublicense from the Company the exclusive worldwide rights to the antimicrobial patents for use with medical examination and surgeons' gloves currently owned by the University and licensed to the Company. (Due to the Company's extremely limited financial resources, the Company is unable at this time to cover the costs associated with obtaining FDA clearance to market its antimicrobial latex examination and surgeons' gloves in the United States.) The execution of such Letter of Intent Agreement by the Company and Nalpak does not create any legally binding obligations on the part of either party, but is intended solely as an outline of the major terms upon which the Medpac Group intends to proceed, and as a guideline for the preparation of documentation for the transaction. There can be no assurance that the Company and Nalpak will be successful in entering into a definitive sublicense agreement.

          (b) Subsequent Event - Second Modification to License Agreement between the Company and Arrow International, Inc.

              The Company and Arrow entered into a Second Modification to the Arrow License to modify certain terms of the existing Arrow License to include four additional Fields of Application. In consideration for the additions to the Fields of Application under the existing Arrow License, Arrow paid to the Company a one-time, non-refundable, non-creditable fee of $100,000, of which $50,000 was paid on June 5, 1997 to the University pursuant to the terms of the 1987 University License. Further to the terms of the Second Modified Arrow License, the Company will be entitled to receive a running royalty rate of 5% percent of unit net sales of products sold by Arrow which are included in the additional Fields of
              Application. For a licensed product or products within the additional Fields of Application that is sold together with other non-licensed products in a single package to a customer, the running royalty rate will apply only to the established unit net sales price of the licensed product or products. Moreover, the Company has agreed to waive, for the first three years of the Second Modified Arrow License, development fees and minimum annual royalties due for products sold by Arrow falling under the additional Fields of Application. After the third full year the Second Modified Arrow License is effective, Arrow will be obligated to pay the Company development fees of $2,500, payable quarterly in advance, for each of the additional Fields of Application, during their development phase and prior to Arrow's sales of product in each of the additional Fields of Application. Arrow's obligation to pay development fees will cease in the quarter following Arrow's sale of a product in each of the additional Fields of Application. After such time as a sale is made, Arrow will pay the Company the running royalty rate of 5% of net sales, and at a minimum, shall pay a minimum royalty of $2,500 payable quarterly in advance, for each of the additional Fields of Application. Except as expressly modified in the Second Modified Arrow License, all terms and conditions of the existing Arrow License and the terms of the first Modified Arrow License, remain in full force and effect. In addition, the Second Modified Arrow License does not modify or allter the terms of the Patent Settlement Agreement dated as of January 1, 1995, among the University, the Company and Becton Dickinson and Company.


     Item 6 - Exhibits and Reports on Form 8-K

     (a)      Exhibits

               10.1 Letter of  Intent  dated as of April 15,  1997  between  the
                    Company and Nalpak Industries, Inc.

               10.2 Amendment No. 9 to Warrant  Agreement  dated as of April 22,
                    1997 between the Company and Continental Stock Transfer and Trust Company.

               10.3 Sixth  Lease  Extension  Agreement  dated as of May 8,  1997 between the Company and I.C.E. Associates.

               10.4 Second Modification to License Agreement dated as of May 30,
                    1997 between the Company and Arrow International, Inc.

     (b)      Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended April 30 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      DALTEX MEDICAL SCIENCES, INC.


     Date:  June 16, 1997             By:/s/Bruce Hausman, Esq.
                                         ----------------------
                                         BRUCE HAUSMAN, ESQ.
                                         President and Chief Executive
                                         Officer



     Date:  June 16, 1997             By:/s/Herbert J. Mitschele, Jr.
                                         ----------------------------
                                         HERBERT J. MITSCHELE, JR.
                                         Treasurer, Secretary
                                         and Chief Financial Officer