Form 10-K
period 1997-07-31
DALTEX MEDICAL SCIENCES INC
filed 1998-04-07
CIK 742686

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the fiscal year ended July 31, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from ___________to _________

     Commission File Number:  0-14026

                          Daltex Medical Sciences, Inc.
             (Exact name of Registrant as specified in its charter)

         Delaware                                        13-3174562
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

7777 Glades Road, Boca Raton, Florida                          33434
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code           (561) 470-6005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes      No  X
                                                  -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 16, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $172,654.

As of March 16, 1998, the Registrant had 8,632,699 shares of Common Stock outstanding.

Documents Incorporated by Reference:  None

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

                  Of the foregoing technologies, during the fiscal year ended July 31, 1997, the Company has concentrated its efforts on (i) extremely limited research and development activities in the field of antimicrobial technology, while continuing to seek suitable partners to further commercialize its antimicrobial technologies, (ii) protecting and enhancing its intellectual property rights in antimicrobial technology and in an invention concerning the prevention of atopic diseases, (iii) attempts to market and sell its antimicrobial disposable examination and surgeons' gloves outside the United States, and (iv) attempts to obtain clearance in the United States from the United States Food and Drug Administration ("FDA") for the sale of such gloves.

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

                  The Company's research and development activities have been discontinued due to the Company's limited resources and as reflected in the Report of the Independent Auditors, there is substantial doubt concerning the Company's ability to continue as a going concern. The Company is continuing to actively explore a number of ways of raising additional capital, including loans, various equity offerings, private placements, mergers with revenue-producing entities, and a sale of the Company's Common Stock or assets. However, to date the Company has received no commitments for a sale or merger of the Company and there can be no assurance that the Company's attempts to sell or merge the Company or to raise additional capital will be successful or that the Company will be able to continue as a going-concern.

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

                  In fiscal 1997, the Company received periodic royalties and development fees under the Arrow License. In addition, in June 1997 the Company received $100,000 payment as consideration for the second modification license agreement to the original license agreement of which 50% was paid to the University for its share. In November 1995, the Company received $75,000 from Arrow to help fund the payment of legal costs incurred by the Company in connection with the Patent Interference Proceedings and the Patent Settlement Agreement.

                  Pursuant to the Patent Settlement Agreement, the Arrow License has been amended to a coexclusive grant of a sublicense to Arrow and Becton Dickinson and Company ("Becton Dickinson"), on a royalty bearing basis, with respect to two applications of the antimicrobial technology for the manufacture, use and sales of IV catheters and peripherally inserted central venous catheters. As amended pursuant to the terms of the Patent Settlement Agreement, this coexclusive sublicense entitles Becton Dickinson to receive the additional royalties Arrow has agreed to pay to the Company based on sales of antimicrobially treated central venous catheters. Under the Patent Settlement Agreement, Arrow alone retains the exclusive right to manufacture and sell antimicrobially treated central venous catheters incorporating the antimicrobial technology already sublicensed to Arrow by the Company. Becton Dickinson has also agreed to license to the Company, on a royalty bearing basis, one of its patents with the right to sublicense it to others. The Patent Settlement Agreement allows the Company the opportunity to continue to seek sublicensees of applications of the antimicrobial technology licensed from the University, other than those applications governed by the terms of the Patent Settlement Agreement.

                  (2) Medical Implants. Pursuant to the terms of a definitive license agreement entered into in May 1992, a leading manufacturer of medical implants has been testing the Company's antimicrobial technology with a range of medical implant products in seven product areas not previously licensed to others. Pursuant to this agreement, the manufacturer is obligated to pay royalties, including minimum annual royalties once commercialized, to the Company based upon units sold within three market segments in product applications incorporating the Company's antimicrobial technology. The Company receives non-refundable annual development fees in advance for product applications not yet offered for sale, covering products following the premarket notification procedure or until an investigational device exemption ("IDE") is delivered to the FDA for those products using the premarket approval ("PMA") regulatory procedure. Development fees due for products using the PMA procedure will resume two years after delivery of the PMA to the FDA until final FDA approval has been obtained. The term of the license agreement is for the life of any issued patent licensed to the manufacturer under the agreement with claims covering one or more of the licensed product applications, unless earlier terminated by the manufacturer in its sole discretion or by the Company due to the manufacturer's failure to cure a default in the fulfillment of its obligations under the agreement. In October 1994, the manufacturer informed the Company that it had received FDA clearance to market one application of the antimicrobial technology to an implanted medical device. The minimum annual royalty for this market segment will be equal to the development fee. In October 1995, the manufacturer informed the Company that pursuant to the 510(k) notification procedure, it had received FDA clearance in April 1995 to market two additional implanted medical device products incorporating the Company's antimicrobial technology. With the recently received FDA clearance of these two additional products, the manufacturer has advised the Company that it has decided to shift its market introduction efforts to these two newly approved medical devices, and is currently working on a protocol for a clinical trial involving six surgical centers. The manufacturer had advised the Company that it has entered the marketplace with respect to one of these products. Based upon the regulatory success to date, the manufacturer has also begun work on some basic product performance models involving another product application incorporating the Company's antimicrobial technology on a limited basis until a product specification is developed and preliminary testing is complete. The manufacturer will continue to pay the annual development fees to the Company on all of the applications licensed to the manufacturer, until the products are sold; thereafter, the Company will receive royalties based on the number of units sold of each product. The manufacturer also has advised the Company that it intends to submit to the FDA additional applications under the 510(k) notification procedure seeking clearance to market additional products in other market segments; although, there can be no assurance that any other FDA clearances or approvals for these other applications will be obtained.



                  (3) Gloves. During the fiscal year ended July 1997, the Company has been in contact with several medical products distributors for the sale of the Company's antimicrobial latex examination and surgeons' gloves in Egypt and the Middle East, India, Holland, and in Japan, but was unsucessful in obtaining any distribution agreements.

                  The Company received no money from sales of its antimicrobial latex examination or surgeons' gloves in either fiscal 1997 or 1996.

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

                  By letter dated October 17, 1995, Beiersdorf informed the Company that it was abandoning the projects for developing products under the two German patents Beiersdorf had acquired from the Company pursuant to the 1992 agreement. Consequently the Company is not entitled to any further payment under the 1992 agreement. Further, under the terms of the 1992 agreement, the Company has the right to repurchase the subject patents together with subject matter as defined in the agreement. The repurchase price would consist of the $300,000 non-refundable cash payment received from Beiersdorf plus legal and clinical development costs of approximately $100,000 representing Beiersdorf's out-of-pocket expenses. The Company had six months to exercise its right to purchase. Which it subsequently elected not to pursue.

PRODUCT TECHNOLOGIES

                  The Company, until March 1, 1994, focused its extremely limited research and development and commercialization activities on the following medical technologies, which are in varying stages of research and/or development or commercialization and the rights to which have been obtained. Since March 1, 1994 and continuing to date, all research and development efforts have been substantially discontinued due to the Company's limited resources.

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

                  The Company currently owes the University $176,605 for its share of sublicensing and royalty payments the Company has received from its sublicensees. In addition, the University claims that the Company has an outstanding balance of $5,711 pursuant to the Research Agreement; although, as stated above, in November 1995 the Company paid the University $34,289 representing the amount invoiced by the University for work completed under such Agreement. The Company and the University are negotiating a resolution of this matter.


                  The Company has been billed $661,005 by the University's patent counsel; although, the Company is disputing a substantial portion of these fees. Included in this amount is approximately $138,445, representing charges in connection with the Company's protection of its intellectual property rights through domestic and foreign patent filings and related matters. Also included in this amount is approximately $108,560, representing charges in connection with the two AIDS-related patents and the patent application for antimicrobially treated condoms which the Company and the University have agreed in principle to reassign to the University, due to the fact that the Company has been unsuccessful in licensing these technologies to third parties; however, the Company has not received to date any written confirmation with respect to this agreement in principle. Finally, approximately $414,000 is included in this amount, representing charges in connection with the previously disclosed Patent Interference Proceedings and subsequent Patent Settlement Agreement. The Company disputes the Company's responsibility for this $414,000, and the Company and the University are attempting to negotiate a settlement. Because the Company has proposed to reassign the two patents and one patent application to the University, the Company has requested that the University credit the Company for the $108,560 outstanding amount due the University's patent counsel related to these matters.


                  The Company has continued to reserve royalties due the University consistent with the terms of the written license agreement which had been negotiated between the parties based upon the agreement in principle. At this time, the Company is working with the University to resolve the matter.


COMPETITION

                  The medical technology and pharmaceutical industries are highly competitive, and there are many other entities, including many major companies and large research centers, developing, manufacturing and marketing products that are similar to those products and technologies which the Company has licensed, sold, has developed or has rights to develop, manufacture or market. Most of these competitors have access to significantly greater technical, financial and marketing resources than those available to the Company which could enable these competitors to develop, manufacture and market competitive products more effectively than the Company. Products of competitors might dominate their markets or be developed and receive governmental approval prior to similar products derived from technologies developed by the Company. Due to the Company's present financial condition it is not actively participating in the marketplace.

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


RESEARCH AND DEVELOPMENT

                  The Company's primary business has been, since its inception, research and development. However, effective March 1, 1994, due to the Company's financial condition, the Company's research and development activities have been substaintially discontinued.

MANUFACTURING AND MARKETING

                  The Company does not own any facilities for the manufacture of any of the products that the Company has developed.

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

                  At present, the Company does not have sufficient financial resources to fund any clinical testing, if such clinical testing is required.

EMPLOYEES

                  Mrs. Diane E. Fritz, Vice President and Assistant Corporate Secretary, was the Company's one full-time employee during fiscal 1997. Mrs. Fritz performed office managerial, general operational and clerical functions.


                  Bruce Hausman, Esquire, currently serves as President, Chief Executive Officer and a director.



ITEM 2.           PROPERTIES

                  Since June 1989, the Company has maintained its executive offices, which consist of approximately 1,800 square feet at 50 Kulick Road, Fairfield, New Jersey, pursuant to a three-year written lease, which has been extended on a year-to-year basis. In November 1997 the Company vacated its office facilities. Its current mailing address is 7777 Glades Road #214, Boca Raton, FL 33434.

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


Fiscal 1996

Units                                           High             Low

1st Quarter Ended October 31, 1995              .25             .25
2nd Quarter Ended January 31, 1996              .25             .125
3rd Quarter Ended April 30, 1996                .25             .25
4th Quarter Ended July 31, 1996                 .25             .1875

Common Stock

1st Quarter Ended October 31, 1995              .14             .125
2nd Quarter Ended January 31, 1996              .125            .08
3rd Quarter Ended April 30, 1996                .125            .07
4th Quarter Ended July 31, 1996                 .09             .04

Class A Warrants

1st Quarter Ended October 31, 1996              .001            .001
2nd Quarter Ended January 31, 1996              .001            .001
3rd Quarter Ended April 30, 1996                .001            .001
4th Quarter Ended July 31, 1996                 .001            .001

Fiscal 1997

Units                                          High              Low

1st Quarter Ended October 31, 1996              .04            .03
2nd Quarter Ended January 31, 1997              .04            .03
3rd Quarter Ended April 30, 1997                .04            .02
4th Quarter Ended July 31, 1997                 .03            .02

Common Stock

1st Quarter Ended October 31, 1996              .04            .03
2nd Quarter Ended January 31, 1997              .04            .03
3rd Quarter Ended April 30, 1997                .04            .02
4th Quarter Ended July 31, 1997                 .03            .02

Class A Warrants

1st Quarter Ended October 31, 1996              .001            .001
2nd Quarter Ended January 31, 1997              .001            .001
3rd Quarter Ended April 30, 1997                .001            .001
4th Quarter Ended July 31, 1997                 .001            .001

                  In April 1997, the Company extended the expiration date of its Class A and Class B Warrants. The expiration date of the Company's Class A Warrants was extended to December 31, 1997; the exercise price of the Class A Warrants remains $0.25. The expiration date of the Company's Class B Warrants was extended from April 30, 1997 to December 31, 1997; the exercise price of the Company's Class B Warrants remains $1.00. Under federal securities laws, the Company is unable to accept the exercise of any Class A or Class B Warrants until such time, if any, as the Company's independent auditors may express an opinion on the Company's financial statements without qualification, and the Company has an effective registration statement covering such warrants.



HOLDERS OF COMMON EQUITY

                  The approximate number of holders of record of Common Stock of the Company, as of March 16, 1998, was as follows:

         Class                                         Number of Holders

         Common Stock                                         467
         $.01 par value

         Class A Warrants                                     0


DIVIDEND HISTORY

                  The Company has not paid or declared any dividends, cash or otherwise, since its inception in 1983. Management of the Company has no intention of paying cash dividends in the foreseeable future.




ITEM 6.           SELECTED FINANCIAL DATA

                  The following selected financial information for each of the the year ended July 31, 1997 and for the period from July 28, 1983 (the date of incorporation of the Company) to July 31, 1997 has been derived from the financial statements of the Company audited by Margolies, Fink and Wichrowski, Independent Certified Public Accountants.The following selected financial information for each of the four years ended July 31, 1996 and for the period from July 28, 1983 (the date of incorporation of the Company) to July 31, 1996 has been derived from the financial statements of the Company audited by KPMG Peat Marwick LLP, Independent Certified Public Accountants. The selected data should be read in conjunction with the financial statements, the related notes and the independent auditors' report, which contains an explanatory paragraph that states that the Company's recurring losses and working capital and total stockholders' deficits raise substantial doubt about the Company's ability to continue as a going concern and precludes the expression of an opinion on (i) the financial statements as of and for the years ended July 31, 1997, 1996 and 1995 and, (ii) the cumulative financial statements for the period July 28, 1983 (date of incorporation) to July 31, 1997. The financial statements and the selected financial data do not include any adjustments that might result from the outcome of this uncertainty.

                      July 28, 1983
                         (date of           Year Ended     Year Ended       Year Ended       Year ended       Year ended
                      incorporation) to       July 31,      July 31,          July 31,         July 31,        July 31,
                        July 31, 1997           1997          1996              1995             1994            1993
Operations Data
 Revenues                 $4,959,154         $368,057       $363,455         $295,941         $179,698         $511,381
 Net loss                 (7,967,250)          (2,232)      (132,244)        (512,483)        (389,827)        (534,639)
 Net loss per                 ($1.02)          ($0.00)         ($.02)           ($.06)           ($.05)           ($.06)
  common share


                                               1997            1996             1995              1994             1993
Balance Sheet Data
 Working capital
 (deficiency)                               ($924,179)     ($880,697)       ($954,590)       $(464,967)       $(100,231)
Total assets                                  275,542        313,620           78,822           74,462          369,353
liabilities                                 1,340,096      1,375,942        1,008,900          492,057          399,521
equity                                     (1,064,554)    (1,062,322)        (930,078)        (417,595)         (30,168)
(deficiency)

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

                  The Company is in the developmental stage and has been principally engaged in research and development activities with the objective of developing and commercializing certain cost-reducing medical device and pharmaceutical technologies. Since inception in July 1983, the Company has derived a total of approximately $3,197,000 in revenues to date from initial developmental phase fees as part of licensing or cooperative development arrangements, royalty payments on sales of licensed antimicrobial products from sublicensees, SBIR grant revenue related to some of its pharmaceutical or device technologies, initial sales of its antimicrobial latex examination gloves, and the sale of two patents and know-how relating to the prevention and treatment of atopic diseases. In 1984, the Company successfully completed an initial public offering to raise working capital. Since that time, management of the Company had been working on a number of development projects which involve experimental and unproven technologies, some of which have and may require many years and substantial expenditures to complete, and which may be unsuccessful. Since March 1, 1994 and continuing to date, research and development efforts have been substaintialy discontinued, or in most cases put on hold, unless and until the Company can develop positive cash flow from its more fully developed technologies or raise additional financing. There can be no assurance that the Company will be able to develop or commercialize its product technologies in the future. Future revenues of the Company may be limited. Such commercialization activities may not result in sales of products on a profitable basis, and the Company may not have sufficient funds available to complete its research and development program or its applications for necessary regulatory clearances and approvals, or to remain in business while any products which may be developed from its technologies are marketed or are readied for the marketplace.

                  In an effort to commercialize its more fully developed technologies, the Company had focused, from 1990 to March 1994, its research, development and commercialization efforts principally on its infection-reducing, antimicrobial technologies, including the manufacture and marketing through distributors of the Company's antimicrobial gloves and the licensing of other applications of the antimicrobial technology to larger companies. In fiscal 1995 , 1996 and 1997, the Company did not have any sales of its technologies or its antimicrobial medical gloves. During this period, the Company received revenues from royalty payments and development fees pursuant to two licenses with sublicensees of applications of the Company's antimicrobial medical technology.

                  The report of the Company's independent auditors on the Company's financial statements includes an explanatory paragraph which states that the Company's recurring losses and working capital and total stockholders' deficits raise substantial doubt about the Company's ability to continue as a going concern and precludes and has precluded the expression of an opinion on the Company's financial statements as of and for the years ended July 31, 1997, 1996 and 1995. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Because of the continued working capital deficit, management's plan in order to continue in operation for the next year is to continue to attempt to raise additional capital, while attempting to develop, market, license and sell its products, including its antimicrobial latex surgical and examination gloves, to establish positive cash flow for the Company. Furthermore, the Company will attempt to continue to curtail expenditures such as payroll, research and development projects and other discretionary expenditures, to the extent possible. The Company does not have any commitments to raise additional capital in the future, and there can be no assurance that the Company will be successful in any of its capital-raising efforts or that the Company can avoid liquidation.

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

                  In May 1997, the Company entered in to a second license modification agreement with a manufacturer and marketer of catheters and cardiovascular supplies. In connection with the modifications the Company received a one-time, non-refundable, non-creditable fee of $100,000 of which $50,000 was paid to a university. Revenue, as well as the expense for the amounts paid to the university, are being recognized ratably over the term of the agreement. In consideration for this fee the Company waived development fees and miminum annual royalties due on products sold by the licensee for the specific products added to the agreement under the second license modification for a period of three years. After three years the licensee shall pay development fees of $2,500 per quarter payable in advance during the development phase. After such time as a sale is made the licensee shall pay a running royalty as defined by the agreement, and at a minimum $2,500 payable quarterly in advance.

                  The discussion below should be reviewed together with the Company's Financial Statements and the Notes thereto.

RESULTS OF OPERATIONS

                  From inception through July 31, 1997, the Company's principal sources of revenue have consisted of interest earned on short-term investments purchased with the proceeds from the 1984 public sale of Units, license fees, royalties, sale of patents and grants. The Company plans to attempt to raise additional capital while continuing to utilize cash, together with limited revenues from license fees, royalties from sales of licensed products by sublicensees, to fund operations in fiscal 1997.

                  During the fiscal years ended July 31, 1997, 1996 and 1995, revenues from license fees and royalties were $317,711, $287,968 and $295,829, respectively. All of the Company's revenues in fiscal years 1997, 1996 and 1995 were derived from license fees and royalties received from its two sublicensees. Additionally, in November 1995, the Company received $75,000 from Arrow to help fund the payment of legal costs incurred by the Company in connection with the Patent Interference Proceedings and the Patent Settlement Agreement. At July 31, 1997, the Company had $23,522 remaining in cash.

                  Operating expenses for the year ended July 31, 1997 consisted principally of general and administrative expenses. General and administrative expenses in the fiscal years ended July 31, 1997, 1996 and 1995 were $370,289, $489,299 and $808,424, respectively. General and administrative expenses have decreased by $100,000 from 1996 to 1997 due to continuing inactivity of the Company. The Company expects this trend to continue thru 1998. In fiscal 1995, the Company incurred significant legal costs associated with the Patent Interference Proceedings and subsequent Patent Settlement Agreement. The decrease in such operating costs in 1996 as compared to 1995 was due primarily to the significant decrease of legal costs as a result of the Patent Settlement Agreement.

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

                  The Company sustained a net loss of $2,232 for the fiscal year ended July 31, 1997, a significant decrease from the net losses of $132,244 and $512,483 for the fiscal year ended July 31, 1996 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

                  At July 31, 1997, the Company had cash and cash equivalents of approximately $23,500, representing a decrease of approximately $26,500 over the July 31, 1996 balance of cash and cash equivalents. This decrease was principally due to the Company's reduction of current liabilities. During the year ended July 31, 1997, the Company used net cash for operations of $26,404 during 1997 as compared to $39,064 in cash generated by operations in 1996. This change in cash flows from operations was primarily due to a net reduction in advance royalty payments. In addition, the Company had a working capital deficit of $924,179 as of July 31, 1997. The Company is still in the developmental stage, and its business operations have only generated a nominal amount of revenues to date. The payment received from Arrow described above has enabled the Company to satisfy certain current and past due obligations to its creditors and to make substantial payments to the University as required under various licenses with the University. Although the Company has not satisfied all of its obligations to the University or the University's patent counsel, the Company is continuing its efforts to resolve such matters. The remaining funds have been, and will continue to be, used for working capital.


         Management has continued to curtail expenditures in many areas, including research and development projects and discretionary expenditures, in order to stay in business and to focus the Company's extremely limited resources in what it believes are the most promising areas of the Company's business in the near term. However, there can be no assurance that the Company will have sufficient funds to carry out these plans or to remain in business. In addition, further cost saving measures may be impossible and cost savings measures in the areas of research and development, regulatory clearances and marketing and sales may have an adverse effect on the Company's future operations. If the Company is unsuccessful in raising additional capital during fiscal year 1998, if there is no significant increase in license fees or royalties from sales of sublicensed products or if the University revokes licenses granted to the Company, the Company may be unable to continue as a going concern, even with further cost-cutting measures. To meet its long-term liquidity requirements, the Company must also generate sufficient income through operations or obtain additional financing as required, as to which there can be no assurance. However, there can be no assurance that the Company will be successful in meeting its immediate or long-term liquidity requirements or that the Company can continue as a going-concern.


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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

                  The following table sets forth certain information with respect to each of the present directors and executive officers of the Company.

       Name                     Age   Since    Position with the Company
Louis R.M. Del Guercio, M.D.    68     1983    Chairman of Board, Director, Member
                                               of Executive Committee

C. Lawrence Rutstein            53     1997    Director

Herbert J. Mitschele, Jr.       68     1983    Secretary, Treasurer, Chief Financial
                                               Officer, Director, Member of Executive
                                               Committee

Bruce Hausman, Esq.             67     1993    President, Chief Executive Officer, Director,
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

                  C.Lawrence Rutstein - Mr. Rutstein joined the Company's Board of Directors in December 1997. Since May 1997 Mr. Rutstein has served as Chairman, CEO and president of Regenesis Holdings Corporation (RGNS). Since 1995 he also served as president of CapQuest Partners, Inc. a company which has made several investments in emerging software companies. A Harvard Law School graduate, Mr. Rutstein has practiced corporate, banking and securities law in Philadelphia, Pennsylvania. Mr. Rutstein previously served as Chief Counsel to the Pennsylvania Department of Banking from 1971 to 19972, and served as Resident Counsel to a major Philadelphia bank. From 1989 to 1991 he served as Chairman of the Board of Cedar Group, Inc., a Nasdaq listed importer and distributor of fasteners. From 1992 until 1994 he was a General Partner of the Memphis Chicks AA baseball club and during 1995 he was chairman of the Rittenhouse Group, Inc., a private consulting company. Mr. Rutstein currently serves on the board of directors of Packquistion Corp. and Future Graph, Inc., privately held companies.

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

                                                                                     Long Term Compensation
                                        Annual Compensation                        Awards              Payouts

    Name and                                                    Other Annual                         All Other
Principal Position            Year   Salary ($)   Bonus($)     Compensation($)    Options (#)   Compensation ($)(1)
                              1997   --           --            --                 250,000(2)      --
Bruce Hausman                 1996   --           --            --                 --              --
President, Chief Executive
Officer, Director and         1995   --           --            --                 --              --
Member of the Executive
Committee

                              1996   --           --            --                 --              --
Harvey S.S. Miller,           1995   --          $60,601(3)     --                 --              --
President and Chief
Operating Officer (until
January 15, 1994)

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

(3) On December 7, 1994, Mr. Miller resigned as a Director of the Company and from the Executive Committee and terminated his relationship as an independent consultant to the Company. On December 14, 1994, it was resolved by the Board of Directors that $25,601 be applied to Mr. Miller's outstanding loans as compensation for Mr. Miller's service to the Company from August 1, 1994 to December 31, 1994. The Board also awarded Mr. Miller a bonus of $35,000 in recognition of Mr. Miller's service to the Company from July 1983 through December 1994; such amount was awarded as of January 3, 1995. This amount was also applied to Mr. Miller's then outstanding loans owed to the Company compensation applied against the outstanding balance of his loan from the Company. Pursuant to a consulting arrangement with the Company which began in January 1994, he was compensated as a consultant at the same rate he received as President and his compensation of $31,923 from January 15, 1994 through July 31, 1994 was applied against the balance of his outstanding loan from the Company.

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
                                                                         FY/End (#)                  FY/End ($)

                    Shares Acquired                                     Exercisable/                Exercisable/
      Name          on Exercise (#)          Value Realized ($)         Unexercisable             Unexercisable(1)
Bruce Hausman             --                         --                    500,000(2)(3)                 --

Harvey S. S. Miller       --                         --                    275,000(4)                   $2,750

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

(4) On September 2, 1992, the Company granted Mr.Miller a non-qualified stock option to purchase an aggregate of 275,000 shares of Common Stock at an exercise price of $0.01 per share exercisable through September 2, 2002.

OTHER ARRANGEMENTS


                  In November 1993, the Company entered into a consulting arrangement with Mr. Bruce Hausman, in connection with which Mr. Hausman agreed to serve as a member of the Company's Board of Directors and Executive Committee. Mr. Hausman has received compensation consisting of non-qualified stock options to purchase an aggregate of 250,000 shares of the Company's Common Stock at an exercise price of $0.13 per share. Mr. Hausman is also eligible to receive a cash bonus of up to $60,000 to be granted solely within the discretion of the Board of Directors of the Company as the Company's cash flow permits or upon a change of control of the Company. On May 18, 1995, the Board of Directors appointed Mr. Hausman to serve as President and Chief Executive Officer of the Company. Mr. Hausman receives reimbursement of his reasonable expenses incurred in the conduct of the Company's business. On December 23, 1997 the Board of Directors approved repricing of this option to $.03 per share.

                  At a special meeting of the Board of Directors of the Company held on March 6, 1996, the Board of Directors granted a non-qualified option to Bruce Hausman to purchase an aggregate of 250,000 shares of Common Stock of the Company at an exercise price of $0.09 per share, based on the current market price at that time, in lieu of cash compensation for Mr. Hausman's services as President and Chief Executive Officer of the Company since May 1995. On December 23, 1997 the Board of Directors approved repricing of this option to $.03 per share.


                  Mr. Miller's qualified, incentive stock options to purchase an aggregate of 50,000 shares of Common Stock at an exercise price of $0.72, automatically terminated in accordance with their terms on March 7, 1995, three months after Mr. Miller's resignation. Mr. Miller currently holds nonqualified stock options, due to expire in September 2002, to purchase an aggregate of 275,000 shares of Common Stock at an exercise price of $0.01. Such nonqualified options were not affected by Mr. Miller's resignation or the forgiveness of his loan owed to the Company. See Note 7 to Notes to Financial Statements.

         Compensation of Directors

                  Non-salaried members of the Board of Directors are normally entitled to receive a fee of $2,000 per year. The annual fee includes compensation for attendance in person of up to four Board of Directors meetings in any fiscal year, plus $500 for attending in person any Board of Directors meetings in excess of four such meetings in any one fiscal year. During the fiscal year ended July 31, 1997, no annual fees for service on the Board of Directors were paid to any Director, regardless of eligibility to receive such fees. Non-salaried Directors also are entitled to receive $300 for attendance at each meeting of a Committee of the Board of Directors. On January 25, 1989, all members of the Executive Committee eligible to receive compensation for attendance at Executive Committee meetings agreed to waive all fees for attendance at such meetings. Such waiver of fees for attendance has continued to date. For a discussion of certain compensation paid to certain Directors see "Other Arrangements."

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


                                     Amount and
                                      Nature of           Percentage of
Name and Address                     Beneficial            Outstanding
of Beneficial Owner                  Ownership(1)             Shares

James O. Leonard
18 Kings Lane
St. Simons Island, Georgia  31522     808,300                9.36%

Louis R.M. Del Guercio, M.D.
14 Pryer Lane
Larchmont, New York  10538            734,300                8.51%

W. David and Venus Anthony
20 Kristen Court
Towaco, New Jersey 07082            1,203,500               13.94%(2)

Herbert J. Mitschele, Jr.
141 Daly Road
Far Hills, New Jersey 07931           576,800(3)             6.68%

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

                                         Number of
                                      outstanding shares
                                       of Common Stock        Percentage of
                                        beneficially           outstanding
Name                           Age       owned (1)               Shares
Louis R.M. Del Guercio, M.D.   68        734,300                  8.51%
Herbert J. Mitschele, Jr.      68        576,800(2)               6.68%
Bruce Hausman, Esq.            67        505,000(3)               5.85%

All Directors and Executive            1,816,100(1)(2)(3)        21.04%
  Officers as a group(3)
  (4 persons)

------

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

                  To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements applicable to Herbert Mitschele and Louis DelGuercio were timely filed.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

                  The Company has purchased a number of patents and related know-how and rights to products from officers and directors of the Company and may be required to make royalty payments as further described below. Since the development of the products using such patents and rights is still uncertain, the Company does not know the value of such agreements. All efforts to market or develop has been discontinued.

                  The Company has been advised that none of the members of its Board of Directors who is affiliated with universities or research institutions which may receive research funding or fellowship grants from the Company will derive any direct payments from any such funding or fellowship. However, certain of such persons may be deemed to derive indirect benefits from the Company's funding of the research programs described herein to the extent of their involvement in such research programs. Any such indirect benefits are to be distinguished from royalties which the Company has agreed, or will in the future agree, to pay to certain of such persons from the commercial exploitation of the products resulting from any such research which is described above.

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


Dated:  April 2, 1998





               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                              Title                        Date


/s/Dr. Louis R.M. Del Guercio     Director, Chairman          April 2, 1998
-------------------------------    Board of Directors
Dr. Louis R.M. Del Guercio


/s/Bruce Hausman, Esq.            President, Chief            April 2, 1998
-------------------------------    Executive Officer
Bruce Hausman, Esq.


/s/ C. Lawrence Rutstein          Director,                 April 2, 1998
-------------------------------
C. Lawrence Rutstein


/s/Herbert J. Mitschele, Jr.      Director, Secretary,        April 2, 1998
- ------------------------------    Treasurer, Chief
Herbert J. Mitschele, Jr.           Financial Officer

                         Index to Financial Statements

Independent Auditors' Report                                                F-1

Financial Statements:

Balance Sheets at July 31, 1997 and 1996                                    F-2

Statements of Operations                                                    F-3
Years ended July 31, 1997, 1996, and 1995, and for the Period from July 28, 1983 (Date of Inception) to July 31, 1997

Statements of Stockholders' Equity (Deficit)                                F-4
Years ended July 31, 1997, 1996, and 1995, and for the Period from July 28, 1983 (Date of Inception) to July 31, 1997

Statements of Cash Flows                                                    F-8
Years ended July 31, 1997, 1996, and 1995, and for the Period from July 28, 1983 (Date of Inception) to July 31, 1997

Notes to Financial Statements                                               F-10

                         Independent Auditors' Report

The Board of Directors and Stockholders
Daltex Medical Sciences, Inc.:

We have audited the balance sheet of Daltex Medical Sciences, Inc. (A Development Stage Enterprise) as of July 31, 1997 and the related statements of operations, stockholders deficit and cash flows for the year ended July 31, 1997, and for the period from July 28, 1983 (date of inception) to July 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to report on these financial statements based on the results of our audit. The balance sheet of Daltex Medical Sciences, Inc. (A Development Stage Enterprise) as of July 31, 1996, and statement of operations, stockholders deficit and cash flows for the years ended July 31, 1996 and 1995, and for the period from July 28, 1983 (date of inception) to July 31, 1996, were audited by other auditors whose report dated September 19,1996, expressed no opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opionion the 1997 financial statements referred to above present fairly, in all material respects, the results of operations and its cash flows for the year July 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Daltex Medical Sciences, Inc. will continue as a going concern. As discussed in note 2 to the financial statements, the Company has suffered recurring losses from operations and has working capital and total stockholders' deficiencies at July 31, 1997 and 1996. Furthermore, at July 31, 1997, 1996 and 1995 the Company could not demonstrate that it had sufficient liquidity to meet its routine operating costs for the next year. These circumstances raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Because of the significance of the uncertainty discussed in the preceding paragraph, we are unable to express, and we do not express, an opinion on (1) the accompanying 1997 financial statements, or (2) the accompanying statements of operations, stockholders' deficiency, and cash flows for the period from July 28, 1983 (date of inception) to July 31, 1997.


                                       /s/ Margolies, Fink and Wichrowski
                                       -----------------------------------------

Pompano Beach, Florida
March 24, 1998

                                     F-1A

                         DALTEX MEDICAL SCIENCES, INC.
                                BALANCE SHEETS
                            JULY 31, 1997 AND 1996

ASSETS
                                                                                    1997              1996
                                                                                    ----              ----
Current assets:
  Cash and cash equivalents (Note 1)                                            $      23,522     $      49,926
  Accounts receivable - other                                                          19,895            15,319
  Prepaid royalty                                                                      85,000            60,000
                                                                                --------------    -------------

          Total current assets                                                        128,417           125,245
                                                                                -------------     -------------
Office equipment (net of accumulated
 depreciation) (Notes 1 and 3)                                                              -                 -

Patents, net of accumulated amortization                                                    -                 -
Prepaid royalty                                                                       143,750           185,000
Other assets                                                                            3,375             3,375
                                                                                --------------    -------------

                                                                                $     275,542     $     313,620
                                                                                =============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses (Note 9)                                $     882,596     $     885,942
  Advanced royalty payments                                                           170,000           120,000
                                                                                --------------    -------------

          Total current liabilities                                                 1,052,596         1,005,942
                                                                                --------------    -------------

Advanced royalty payments                                                             287,500           370,000
                                                                                --------------    -------------

Stockholders' deficit (Note 6)
  Common stock, $.01 par value;
    authorized 20,000,000 shares; 8,632,699,
    shares issued and outstanding                                                      86,327            86,327
  Additional paid-in capital                                                        6,816,369         6,816,369
  Retained deficit                                                                 (7,967,250)       (7,965,018)
                                                                                -------------     -------------

          Total stockholders' deficit                                              (1,064,554)       (1,062,322)
                                                                                -------------     -------------

                                                                                $     275,542     $     313,620
                                                                                =============     =============


                         The accompanying notes are an
                  integral part of these financial statements

                         DALTEX MEDICAL SCIENCES, INC.
                           STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
    FOR THE PERIOD FROM JULY, 28, 1983 (Date of Inception) to JULY 31, 1997


                                                                                                   July 28, 1983
                                                                                                     (Date of
                                                                                                   Inception) to
                                                   1997             1996              1995         July 28, 1987
                                                   ----             ----              ----         -------------
Revenues:
License fees, grants and royalties              $    317,711     $    287,968      $    295,829      $ 2,687,807
Interest and other income                             50,346           75,487               112        1,762,907
Sale of technology                                                                                       300,000
Sales                                                      -                -                 -          208,440
                                                ------------     ------------      ------------      -----------

                                                     368,057          363,455           295,941        4,959,154
                                                ------------     ------------      ------------      -----------

Expenses incurred during the development stage:
Cost of sales                                                                                            313,243
Research and development                                                6,400                          3,335,251
General and administrative expenses                  370,289          489,299           808,424        9,277,910
                                                ------------     ------------      ------------      -----------

                                                     370,289          495,699           808,424       12,926,404
                                                ------------     ------------      ------------      -----------

Net (loss)                                      $     (2,232)    $   (132,244)     $   (512,483)     $(7,967,250)
                                                ============     ============      ============      ===========

Net (loss) per share (Note 1)                   $        .00     $       (.02)     $       (.06)     $     (1.02)
                                                ============     ============      ============      ===========


Weighted average shares outstanding                8,633,000        8,633,000         8,633,000        7,829,300
                                                ============     ============      ============      ===========

                         The accompanying notes are an
                  integral part of these financial statements

                         DALTEX MEDICAL SCIENCES, INC.
                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
    FOR THE PERIOD FROM JULY, 28, 1983 (Date of Inception) to JULY 31, 1997

                                                                                 Class A
                                                   Common Stock                Common Stock                       Common Stock
                                                   ------------                ------------       Additiona       to be issued
                                             Number of                  Number of                  paid-in      Number of
                 Description                   Shares       Amount        Shares      Amount       capital       Shares    Amount
                 -----------                   ------       ------        ------      ------       -------       ------    ------
Issuance of shares pursuant to  stock
   subscription in August 1983                    2,250     $     23                 $      -     $  455,377              $     -


Issuance of shares for patents                      750            7                                   5,895

1,000 -for 1 stock split in March 1984        2,997,000       29,970                                 (29,970)

Issuance of shares for cash to members of
  the Scientific Advisory Board in
  March 1984                                    452,930        4,592

Issuance of shares for cash to two officers/
  stockholders/directors in March 1984          300,000        3,000       600,000       6,000        12,000

Common stock to be issued upon execution
  of agreement                                                                                                    115,310     1,153

Common stock to be issued to university                                                               37,312       18,750       188

Net loss                                              -            -             -           -             -            -         -
                                              ---------      -------       -------     -------    ----------     --------  --------
                                              3,752,930       37,529       600,000       6,000       480,614      134,060     1,341

Net proceeds from public offering             3,450,000       34,500                               5,514,063

Issuance of common stock                        134,060        1,341                                             (134,060)   (1,341)

Issuance of share to officer                     50,000          500                                  24,500

Net loss                                                                         -           -             -            -         -
                                              ---------      -------       -------     -------    ----------     --------  --------
Balance, July 31, 1985                        7,386,990       73,870       600,000       6,000     6,019,177



                                                               Deficit
                                                             accumulated
                                                  Stock       during the         Treasury stock
                                                 purchase    development     Number of
                 Description                    receivable      stage         Shares        Amount        Total
                 -----------                    ----------      -----         ------        ------        -----
Issuance of shares pursuant to  stock
   subscription in August 1983                    $       -      $    -                     $      -    $  455,400


Issuance of shares for patents                                                                               5,902

1,000 -for 1 stock split in March 1984

Issuance of shares for cash to members of
  the Scientific Advisory Board in March 1984                                                                4,529

Issuance of shares for cash to two officers/
  stockholders/directors in March 1984                                                                      21,000

Common stock to be issued upon execution
  of agreement                                                                                               1,153

Common stock to be issued to university                                                                     37,500

Net loss                                                 -      (171,180)            -             -      (171,180)
                                                ----------    ----------      --------      --------    ----------
                                                                (171,180)                                  354,304

Net proceeds from public offering                                                                        5,548,563

Issuance of common stock

Issuance of share to officer                                                                                25,000

Net loss                                                 -      (980,486)            -             -       (980,486)
                                                ----------    ----------      --------      ---------    ----------
Balance, July 31, 1985                                        (1,151,666)                                4,947,381


   The accompanying notes are an integral part of these financial statements

                         DALTEX MEDICAL SCIENCES, INC.
                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
    FOR THE PERIOD FROM JULY 28, 1983 (Date of Inception) to JULY 31, 1997

                                                                                 Class A
                                                   Common Stock                Common Stock                       Common Stock
                                                   ------------                ------------       Additional      to be issued
                                             Number of                  Number of                  paid-in     Number of
                 Description                   Shares       Amount        Shares      Amount       capital       Shares    Amount
                 -----------                   ------       ------        ------      ------       -------       ------    ------
Net loss                                           -             -             -             -            -             -          -
                                           ---------       -------       -------        ------     --------       -------    -------
Balance, July 31, 1986                     7,386,990        73,870       600,000         6,000     6,019,177

Net loss                                           -             -             -             -             -            -          -
                                           ---------       -------       -------        ------     --------       -------    -------
Balance, July 31, 1987                     7,386,990        73,870       600,000         6,000     6,019,177

Issuance of shares pursuant to a public
   relations agreement                        24,000           240                                    20,760

Issuance of shares in liew of cash
   payments to Scientific Advisory Board     240,000         2,400                                   147,600

Issuance of shares in exchange for patents   200,000         2,000                                   125,500

Issuance of shares pursuant to an
  employment agreement                        50,000           500                                    48,000

Purchase of treasury stock

Issuance of shares pursuant to exercise of
  stock options                              100,000         1,000                                   111,500

Warrant offering costs                                                                               (30,000)

Net loss                                           -              -            -             -             -            -         -
                                           ---------       -------       -------        ------     ---------      -------    ------
Balance July 31, 1988                      8,000,990        80,010       600,000         6,000     6,442,537

                                                            Deficit
                                                          accumulated
                                               Stock       during the         Treasury stock
                                              purchase    development     Number of
                 Description                 receivable      stage         Shares        Amount        Total
                 -----------                 ----------      -----         ------        ------        -----
Net loss                                               -       (993,539)         -             -        (993,539)
                                                --------     ----------   --------      --------      ----------
Balance, July 31, 1986                                       (2,145,205)                               3,953,842

Net loss                                               -       (753,951)         -             -        (753,951)
                                                --------     ----------   --------      --------      ----------

Balance, July 31, 1987                                       (2,899,156)                               3,199,891

Issuance of shares pursuant to a public
   relations agreement

Issuance of shares in liew of cash
   payments to Scientific Advisory Board

Issuance of shares in exchange for patents

Issuance of shares pursuant to an
  employment agreement

Purchase of treasury stock                                                                38,291        (112,500)

Issuance of shares pursuant to exercise of stock options

Warrant offering costs

Net loss                                               -       (862,215)         -             -        (862,215)
                                                --------     ----------   --------      --------      ----------
Balance July 31, 1988                                        (3,761,371)    38,291      (112,500)      2,654,676

   The accompanying notes are an integral part of these financial statements

                         DALTEX MEDICAL SCIENCES, INC.
                  STATEMENT OF STOCKHLDERS' EQUITY (DEFICIT)
    FOR THE PERIOD FROM JULY 28, 1983 (Date of Inception) to JULY 31, 1997

                                                                                 Class A
                                                   Common Stock                Common Stock                       Common Stock
                                                   ------------                ------------       Additional      to be issued
                                             Number of                  Number of                  paid-in     Number of
                 Description                   Shares       Amount        Shares      Amount       capital       Shares    Amount
                 -----------                   ------       ------        ------      ------       -------       ------    ------
Cancellation of treasury stock                 (38,291)         (383)                                 (112,117)

Issuance of shares to officer                   50,000           500                                    34,500

Issuance of shares to a director for
   services performed                           35,000           350                                    26,994

Issuance shares to estate of former officer     25,000           250                                    11,000

Issuance of shares to consultant                10,000           100                                     9,400

Net loss                                             -             -             -             -             -         -         -
                                             ---------       -------      --------        ------     ---------    ------    ------
Balance July 31, 1989                        8,082,699        80,827       600,000         6,000     6,412,314

Net loss                                             -             -             -             -             -         -         -

Balance July 31, 1990                        8,082,699        80,827       600,000         6,000     6,412,314

Net loss                                             -             -             -             -             -         -         -
                                             ---------       -------      --------        ------     ---------    ------    ------
Balance July 31, 1991                        8,082,699        80,827       600,000         6,000     6,412,314

Issuance of shares to former director/         400,000         4,000                                   158,000
  officer

Net loss                                             -             -             -             -             -         -         -
                                             ---------       -------      --------        ------     ---------    ------    ------
Balance July 31, 1992                        8,482,699        84,827       600,000         6,000     6,570,314

                                                             Deficit
                                                           accumulated
                                                Stock       during the        Treasury stock
                                               purchase    development     Number of
                 Description                  receivable      stage         Shares        Amount        Total
                 -----------                  ----------      -----         ------        ------        -----
Cancellation of treasury stock                                              (38,291)      (112,500)

Issuance of shares to officer

Issuance of shares to a director for
  services performed

Issuance shares to estate of former officer

Issuance of shares to consultant

Net loss                                                -       (883,528)
                                                   ------     ----------        ------     -------        ----------
Balance July 31, 1989                                         (4,644,899)                                   1,854,242

Net loss                                                -       (622,172)            -           -           (622,172)

Balance July 31, 1990                                         (5,267,071)                                   1,232,070

Net loss                                                 -      (737,525)            -           -           (737,525)
                                                   ------     ----------        ------      ------         ----------
Balance July 31, 1991                                         (6,004,596)                                     494,545

Issuance of shares to former director/                                                                        162,000
  officer

Net loss                                                 -      (391,229)            -           -           (391,229)
                                                   ------     ----------        ------      ------         ----------
Balance July 31, 1992                                         (6,395,825)                                     265,316


   The accompanying notes are an integral part of these financial statements

                         DALTEX MEDICAL SCIENCES, INC.
          STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) FOR THE PERIOD
           FROM JULY 28, 1983 (Date of Inception) to JULY 31, 1997

                                                                                 Class A
                                                   Common Stock                Common Stock                       Common Stock
                                                   ------------                ------------       Additional      to be issued
                                             Number of                  Number of                  paid-in     Number of
                 Description                   Shares       Amount        Shares      Amount       capital       Shares    Amount
                 -----------                   ------       ------        ------      ------       -------       ------    ------
Issuance of options/common stock to be issued                                                        239,155       150,000    1,500

Net loss                                              -             -          -             -             -             -        -
                                              ---------       -------    -------        ------     ---------      --------   ------
Balance July 31, 1993                         8,482,699        84,827    600,000         6,000     6,809,469       150,000    1,500

Issuance of options                                                                                      900

Issuance of common stock to be issued           150,000         1,500                                             (150,000)  (1,500)
  forgiveness of stock purchase receivable

Termination of Class A Common Stock                                     (600,000)       (6,000)        6,000

Net loss                                              -             -          -             -             -             -        -
                                              ---------       -------    -------        ------     ---------      --------   ------
Balance July 31, 1994                         8,632,699        86,327                              6,816,369

Net loss                                              -             -          -             -             -             -        -
                                              ---------       -------    -------        ------     ---------      --------   ------
Balance July 31, 1995                         8,632,699        86,327                              6,816,369

Net loss                                              -             -          -             -             -             -        -
                                              ---------       -------    -------        ------     ---------      --------   ------

Balance July 31, 1996                         8,632,699        86,327                              6,816,369

Net income                                            -             -          -             -             -             -        -
                                              ---------       -------    -------        ------     ---------      --------   ------
Balance July 31, 1997                         8,632,699      $ 86,327   $      -       $     -    $6,816,369        $    -    $   -

                                                              Deficit
                                                             accumulated
                                                  Stock       during the         Treasury stock
                                                 purchase    development     Number of
                 Description                    receivable      stage         Shares        Amount        Total
                 -----------                    ----------      -----         ------        ------        -----
Issuance of options/common stock to be issued       (1,500)                                                239,155

Net loss                                                 -      (534,639)           -              -      (534,639)
                                                    ------    ----------      -------        -------     --------
Balance July 31, 1993                               (1,500)   (6,930,464)                                  (30,168)

Issuance of options                                                                                            900

Issuance of common stock to be issued                1,500                                                   1,500
  forgiveness of stock purchase receivable

Termination of Class A Common Stock

Net loss                                                 -      (389,827)           -              -      (389,827)
                                                    ------    ----------      -------        -------    ----------
Balance July 31, 1994                                         (7,320,291)                                 (417,595)

Net loss                                                 -      (512,483)           -              -      (512,483)
                                                    ------    ----------      -------        -------    ----------
Balance July 31, 1995                                         (7,832,774)                                 (930,078)

Net loss                                                 -      (132,244)           -              -      (132,234)
                                                    ------    ----------      -------        -------    ----------

Balance July 31, 1996                                         (7,965,018)                               (1,062,322)

Net income                                               -        (2,232)           -              -        (2,232)
                                                    ------    ----------      -------        -------    ----------
Balance July 31, 1997                              $     -   $(7,967,250)     $     -        $     -   $(1,064,554)

   The accompanying notes are an integral part of these financial statements

                         DALTEX MEDICAL SCIENCES, INC.
                           STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
   FOR THE PERIOD FROM JULY, 28, 1983 (Date of Inception) to JULY 31, 1997


                                                                                                               July 28, 1983
                                                                                                                 (date of
                                                                                                               inception) to
                                                              1997              1996              1995         July 28, 1987
                                                              ----              ----              ----         -------------
Cash flows from operating activities:
    Net (loss)                                          $      (2,232)    $   (132,244)     $   (512,483)     $ (7,967,250)

Adjustments to reconcile net income to
   net cash provided by (used in)
   operating activities:
  Noncash compensation charges                                                                    60,601           889,130
  Depreciation and amortization                                                 21,137            22,860           310,234
  Write off patents                                                                                                105,221
  Write off inventory and advance
    payments on inventory                                                                                          115,048
  Recovery of bad debts - officer                                                                (60,601)
  Loss on disposal of equipment                                                                                     53,386
  Loss on disposal U.S. Government
   obligations & other investments                                                                                   2,999
Forgiveness of stock subscription
   receivable                                                                                                        1,500
Changes in assets and liabilities:
  Accounts receivable                                          (4,576)          28,129           (43,448)          (19,895)
  Increase in inventory                                                                                            (54,435)
  Decrease in advance payments for
    inventory                                                                                                      (60,613)
(Increase) decrease in prepaid royalty                         16,250         (245,000)                           (228,750)
Accounts payable accrued expenses                              (3,346)        (122,958)          516,843           884,918
Advance royalty payments                                      (32,500)         490,000                 -           457,500
                                                        -------------    -------------      ------------        ----------

Net cash provided by (used in) operations                     (26,404)          39,064            16,228        (5,511,007)
                                                        -------------    -------------      ------------        ----------

Net cash provided by (used in) investing activities:
Purchase of short term investments                                                                              (8,813,987)
Maturities of short term investments                                                                             8,810,988
Purchase of office equipment                                                                                      (159,370)
Purchase of patents                                                                                               (171,750)
Increase in due from officer                                                                                      (110,601)
Increase in other assets                                            -                -                 -           (30,095)
                                                        -------------    -------------      ------------        ----------

    Net cash used in investing activities:                                                                        (474,815)
                                                        -------------    -------------      ------------        ----------

                         The accompanying notes are an
                  integral part of these financial statements

                         DALTEX MEDICAL SCIENCES, INC.
                           STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
   FOR THE PERIOD FROM JULY, 28, 1983 (Date of Inception) to JULY 31, 1997

                                                                                                             July 28, 1983
                                                                                                               (date of
                                                                                                             inception) to
                                                             1997             1996              1995         July 28, 1987
                                                             ----             ----              ----         -------------
Cash flows provided by financing activities
Proceeds from sale of common stock
  and warrants                                                    -                 -                -         6,009,344
                                                           --------          --------         --------        ----------

Net cash provided by financing activities                         -                 -                -         6,009,344
                                                           --------          --------         --------        ----------

Net increase (decrease) in cash and
   cash equivalents                                         (26,404)           39,064          (16,228)           23,522

Cash and cash equivalents, beginning of
  period                                                     49,926            10,862           27,090                 -
                                                           --------          --------         --------        ----------

Cash and cash equivalents, end of period                   $ 23,522          $ 49,926         $ 10,862        $   23,522
                                                           ========          ========         ========        ==========

Supplemental disclosure of non-cash
  investing and financing activities:

  Common stock issued in exchange
      for services                                         $      -          $      -         $ 60,601        $  889,130
                                                           ========          ========         ========        ==========

                         The accompanying notes are an
                  integral part of these financial statements

                         DALTEX MEDICAL SCIENCES, INC.
                       (A Development Stage Enterprise)
                         Notes to Financial Statements


1.       Summary of Significant Accounting Policies

(a)      Organization

Daltex Medical Sciences, Inc. (a development stage enterprise) (the "Company") was organized under the laws of the State of Delaware on July 28, 1983, principally to engage in research and development activities with the objective of developing and commercializing certain cost-reducing medical device and pharmaceutical technologies.

Since inception, the Company has been engaged in organizational activities, including recruitment of officers, employees and members of its Scientific Advisory Board ("SAB"); research and development of medical device and pharmaceutical products, including the testing of prototypes; securing or attempting to secure rights to medical device and pharmaceutical product technologies; licensing, selling and attempting to license certain technologies to domestic and foreign companies; and marketing or attempting to market certain antimicrobial device technology.

(b)      Office Equipment

Office equipment was stated at cost. As of July 31, 1997, all such equipment has been fully depreciated and amortized. Depreciation and amortization of office equipment was computed using the straight-line method over the estimated useful lives of the respective assets or over the shorter of the lease term or estimated useful life. Maintenance and repairs are charged to operations as incurred, while enewals and improvements are capitalized.

(c)      Cash and Cash Equivalents

The Company considers securities with maturities of three months or less, when purchased, to be cash equivalents. The carrying amount approximates fair value due to the short-term nature of these instruments.

(d)      Financial Instruments

The carrying values of the Company's financial instruments at July 31, 1997 approximate their estimated fair values.

                         DALTEX MEDICAL SCIENCES, INC.
                       (A Development Stage Enterprise)
                   Notes to Financial Statements, Continued


1.       Summary of Significant Accounting Policies, cont.


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

(h)      Patents

Patent costs were amortized over a maximum of 17 years or the remaining useful life, whichever was shorter. The patents are fully amortized at July 31, 1997.

(i)      Income Taxes

The Company utilizes Statement of Financial Accounting Standards No. 109 ("FAS 109"), Accounting for Income Taxes. FAS 109 requires the asset and liability method of accounting for deferred tax assets and liabilities. Such assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and the benefits arising from the realization of operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under FAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized into income during the period that includes the enactment date of the tax rate change.

                         DALTEX MEDICAL SCIENCES, INC.
                       (A Development Stage Enterprise)
                   Notes to Financial Statements, Continued


1.       Summary of Significant Accounting Policies, cont.

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


2.       Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company has accumulated a deficit as of July 31, 1997 of $7,967,250 ($7,965,018 at July 31, 1996). As of July 31, 1997 and 1996, the Company has $23,523 and $49,926, respectively, in cash and cash equivalents, working capital deficits of $924,179 and $880,697, respectively, and total stockholders' deficiencies of $1,064,554 and $1,062,322, respectively. The limited current cash balances and significant financial obligations raise substantial doubt that the Company will be able to meet its routine operating costs for all of fiscal 1998. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Management's plan in order to continue in operations for the next year is to actively explore a number of ways of raising additional capital, including loans, equity offerings, private placements, mergers with revenues producing entities, and a sale of the Company's common stock or assets. To date, the Company has received no committments for a sale or merger of the Company, and there can be no assurance that the Company's attempt to sell or merge the Company to raise additional capital will be successful.

                         DALTEX MEDICAL SCIENCES, INC.
                       (A Development Stage Enterprise)
                   Notes to Financial Statements, Continued


3.       Office Equipment

Office equipment at July 31, 1997 and 1996 consists of the following:

                                                   1997              1996
                                                   ----              ----

     Office and laboratory equipment           $     28,658     $     28,658
     Furniture and fixtures                          27,667           27,667
                                               ------------     ------------

                                                     56,325           56,325

       Less accumulated depreciation                (56,325)         (56,325)
                                               ------------     ------------

                                               $          -     $          -
                                               ============     ============

The Company sold its office furniture and fixtures for $2,000 in conjunction with vacating its corporate headquarters in November 1997.


4.       Accounts receivable - other

Other receivables includes certain license payments due the Company at fiscal year end, and payment was received subsequent to the respective fiscal year end.


5.       Due from Officer

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

On January 15, 1994, the officer resigned but agreed to continue to serve on the Board and as a member of the Executive Committee and to provide consulting services. The officer was being compensated at the same rate as he received as President, and his compensation has been applied against his outstanding loan balance. The Company provided an allowance against the entire balance owed at July 31, 1993. Compensation earned by the former officer in fiscal 1994 totaled approximately $50,000, and, as such, the expense was charged to operations and the aforementioned allowance was accordingly reversed.

                         DALTEX MEDICAL SCIENCES, INC.
                       (A Development Stage Enterprise)
                   Notes to Financial Statements, Continued


5.       Due from Officer (continued)

In December 1994, at such time as the officer resigned from the Board and Executive Committee, the Company credited $25,601 against a portion of the loan for services from August 1, 1994 to December 7, 1994 and a bonus was granted for the remaining $35,000 loan balance for services rendered since 1983.


6.       Capital Stock

At July 31, 1997 and 1996, the Company's authorized capital stock consisted of 1,000,000 shares of Preferred Stock, par value $1.00 per share (none of which has been issued), and 20,000,000 shares of Common Stock, par value $.01 per share. The holders of the Preferred Stock would have voting rights, dividend rights and conversion rights as authorized by the Board of Directors (the Board) upon issuance of such Preferred Stock.

In September 1984, five stockholders paid the Company an additional $.45 per share ($342,900) for an aggregate of 762,000 shares of Common Stock issued to them in August 1983 in response to a position taken by the National Association of Securities Dealers, Inc. as to underwriting compensation in connection with the Company's public offering. This amount was recorded at July 31, 1984.

In October and November 1984, the Company issued 1,150,000 Units at a price of $6.00 per Unit in connection with an initial public offering. Each Unit consisted of three shares of Common Stock and three Class A Warrants. Exercise of each Class A Warrant, at a price of $3.25, subject to adjustment under certain circumstances, entitled the holder to receive one share of Common Stock and one Class B Warrant until December 31, 1997 (expiration date extended in April 1996); exercise of each Class B Warrant, at a price of $5.00, subject to adjustment under certain circumstances, entitled the holder to receive one share of Common Stock until December 31, 1997 (expiration date extended in April 1996). Under certain circumstances, the Company had the right to call the Class A and Class B Warrants at $.10 per Warrant; the exercise prices for the aforementioned Warrants were reduced in September 1995 from $3.25 to $.25 and $5.00 to $1.00, respectively.

                         DALTEX MEDICAL SCIENCES, INC.
                       (A Development Stage Enterprise)
                   Notes to Financial Statements, Continued


6.       Capital Stock (continued)

In March 1985, in connection with a research and development agreement (see note 9), the Company issued 115,310 shares of Common Stock to a director of the Company, a member of its SAB and an associate, and 18,750 shares to a university involved with the research. Such shares had been recorded as "shares to be issued" at July 31, 1984 and were issued in 1985.

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

                         DALTEX MEDICAL SCIENCES, INC.
                       (A Development Stage Enterprise)
                   Notes to Financial Statements, Continued


6.       Capital Stock (continued)

On December 17, 1986, the Company agreed to establish a trust fund with an aggregate of 25,000 shares of the Company's Common Stock for the children of a former executive who was killed in an automobile accident. Such shares were issued on July 31, 1989. In addition, the Company forgave an outstanding loan of $25,000 and paid the executive's widow a $5,000 death benefit. The fair value of the shares on December 17, 1986, the forgiveness of the loan and the death benefit paid were charged to general and administrative expense for the year ended July 31, 1987. In September 1987, the executive's widow exercised an option to acquire 100,000 shares of Common Stock, such option having previously been granted to her late husband, for a total consideration of $112,500. The transaction was financed by redeeming 38,291 previously held shares of Common Stock whose market value represented the total consideration due. Such shares were recorded as Treasury Stock at July 31, 1988 and were canceled effective August 1, 1988.

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

In September 1992, the Company entered into an agreement to issue 75,000 shares of Common Stock to each of the two inventors of certain technology assigned to the Company at a price of $.01 per share (see note 9). The Company recorded a charge in fiscal 1993 of $36,000 related to fair value of such shares. In fiscal 1994, the shares were issued and the subscription receivable was forgiven by the Company.

On March 6, 1996, the Board agreed to issue a law firm 50,000 shares of Common Stock in recognition of valued cooperation over the past several years. Such shares have not been issued as of July 31, 1997 pending certain administrative matters.

                         DALTEX MEDICAL SCIENCES, INC.
                       (A Development Stage Enterprise)

                   Notes to Financial Statements, Continued


6.       Capital Stock (continued)

At July 31, 1997, Common Stock of the Company that is reserved as potentially issuable under certain circumstances is summarized as follows:

Common shares underlying Class A Warrants (expired December 31, 1997)      3,450,000
Common shares underlying Class B Warrants (expired December 31, 1997)      3,450,000
Common shares reserved for stock options                                   1,415,500
                                                                          ----------

Total common shares potentially issuable                                   8,315,500
                                                                          ==========

7.       Stock Options

In March 1984, the Board adopted an Employee Stock Option and Stock Appreciation Plan (the Plan) which provided for the issuance of options for up to 500,000 shares of Common Stock. On June 7, 1990, the Board approved an increase in the number of options which can be issued under the Plan to 2,000,000 shares of Common Stock. In March 1991, the Board revised the number of options to 750,000. The Plan provided that the option price for incentive stock options may not be less than the fair market value (110% of fair market value if the optionee is a 10% or more stockholder) of the stock at the date of grant. The Plan terminated in February 1994. For non-qualified stock options, the option price is determined by a committee appointed by the Board. Under the Plan, no options may be exercisable after ten years from the date of grant. Common shares under option for the years ended July 31, 1997, 1996 and 1995 are summarized as follows:


                                                                                      Range of price
                                              1997          1996          1995           per share
                                              ----          ----          ----           ---------
Shares under option beginning
  of year                                   1,415,500     1,165,500     1,215,500   $  .01 to .72
Options granted                                             250,000                           .09
Options expired                                     -             -       (50,000)            .72
                                            ---------     ---------     ---------

Shares under option end of year             1,415,500     1,415,500     1,165,500   $  .01 to .72
                                            =========     =========     =========

Options exercisable                         1,315,000     1,315,500     1,065,500   $  .01 to .72
                                            =========     =========     =========   =============

The remaining options at July 31, 1997 are non-qualified stock options issued outside of the Plan to certain officers, directors, members of the SAB and others. On September 11, 1991, the former president and chief executive officer exercised 400,000 non-qualified options at an aggregate exercise price of $4,000. The difference between the fair market value of the Company's Common Stock and the stock option price has been recognized as compensation expense ($158,000) in the current and preceding fiscal years.

                         DALTEX MEDICAL SCIENCES, INC.
                       (A Development Stage Enterprise)

                   Notes to Financial Statements, Continued


7.       Stock Options (continued)

On September 2, 1992, the then current president and chief operating officer was granted 275,000 non-qualified options exercisable at $.01 per share through September 2002. Noncash compensation expense of $100,375 was recorded in fiscal 1993 related to such former officer's options.

In September 1992, the Company agreed to issue a non-qualified stock option to purchase 200,000 shares of Common Stock at an exercise price of $.10 per share to each of the two inventors of a certain technology assigned to the Company (see note 9). During fiscal 1993, $60,000 of expense was recorded for the difference between market value on the date of grant and the exercise price.

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

                         DALTEX MEDICAL SCIENCES, INC.
                       (A Development Stage Enterprise)

                   Notes to Financial Statements, Continued


8.       Income Taxes

The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets as of July 31, 1997 and 1996 are presented as follows:

          Deferred tax assets:                      1997              1996
                                                    ----              ----
          Net operating loss carryforwards       $ 2,575,000      $ 2,574,000
          Research and development tax credits        65,000           65,000
          Noncash compensation charges               156,000          156,000
          Other                                       46,000           46,000
          Advanced royalty payments                  183,000          196,000
                                                 -----------      -----------

          Total deferred tax asset                 3,025,000        3,037,000

          Valuation allowance                     (3,025,000)      (3,037,000)
                                                 -----------      -----------

            Net deferred tax asset               $         -      $         -
                                                 ==============   ===========

The valuation allowance above has been applied to offset the deferred tax assets to recognize the uncertainty of realizing such tax benefits.

At July 31, 1997, the Company has available net operating loss carryforwards of approximately $6,992,000 and $3,294,000 for federal and state income tax reporting purposes, respectively, which are available to offset future Federal and state taxable income, if any. The Company also has research and development tax credit carryforwards of $65,000 for Federal income tax reporting purposes which are available to reduce Federal income taxes, if any. These carryforwards expire beginning in 1999. The Company made no payments of federal or state income taxes during the years ended July 31, 1997, 1996 and 1995.


9.       License Agreement and Research Grants

In March 1991, the Company entered into a definitive license agreement under whereby a leading manufacturer and marketer of catheters and cardiovascular supplies is obligated to pay royalties, including minimum annual royalties, to the Company based upon units sold in several product applications which incorporate the Company's antimicrobial technology. Furthermore, in connection with a patent dispute which was settled in 1995, certain additional royalties are to be remitted to the Company which, in turn, it must remit such to a third party. On October 27, 1995, the Company modified the original license agreement and received a $600,000 payment as advanced royalties for the period from August 31, 1995 through September 1, 2000, of which 50% was immediately payable to a university (see note 11).

                         DALTEX MEDICAL SCIENCES, INC.
                       (A Development Stage Enterprise)

                   Notes to Financial Statements, Continued


9.       License Agreement and Research Grants (continued)

Revenue, as well as the expense for the amounts paid to the university, are being recognized ratably over the term of the agreement; such amounts totaled $120,000 and $60,000, and $110,000 and $55,000, respectively, for the years ended July 31, 1997 and 1996. In February 1997 the Company received $50,000 from a manufacturer to cover legal and administrative expenses associated with a license amendment. In November 1995 the Company received $75,000 from a manufacturer to help fund the payment of legal costs incurred by the Company in connection with certain patent interference proceedings. This amount is included in other income for the years ended July 31, 1997 and 1996, respectively.

The Company entered into another license agreement with a leading manufacturer of medical implants in May 1992. The manufacturer had previously been testing the Company's antimicrobial technology with a range of medical implant products. The Company will receive nonrefundable annual development fees for a predetermined time period and, thereafter, royalties when products are sold using the technology.

In September 1992, the Company entered into patent purchase and option agreements with a German pharmaceutical company and received a nonrefundable payment of $325,000. In May 1993, the German company notified the Company it would not exercise the option to acquire certain skin-care technology. The consideration for the option was included in license fee revenue. The patents were previously assigned to the Company and had no cost basis in the accompanying financial statements. The agreement also provided for an additional cash payment based upon obtaining additional European patents and resolving a challenge raised to a German patent and future challenges raised to other European patents, if any, and future royalties of varying percentages based upon net sales of products, if any. The purchaser was responsible for all costs of developing, manufacturing and marketing products as well as future legal costs associated with the technology. On October 17, 1995, the Company was informed that the purchaser was abandoning the projects for developing products under the two German patents it had acquired from the Company pursuant to the 1992 agreement. Consequently, under the terms of the 1992 agreement, the Company has the right to repurchase the subject patents and certain other technology for the $300,000 non-refundable cash payment received plus approximately $100,000 representing the purchaser's out-of-pocket expenses. The Company had six months to exercise its right to purchase, which it subsequently elected not to pursue.

The two inventors of the technology, who originally assigned the rights to the Company, had each agreed to accept as a form of compensation the right to purchase 75,000 shares of Common Stock at a price of $.01 per share, and to each receive an additional non-qualified stock option to purchase 200,000 shares of Common Stock at an exercise price of $.10 per share exercisable through 1997. A noncash expense was recorded in fiscal 1993 upon completion of these agreements based upon the difference between the fair market value of the Company's Common Stock and the aforementioned purchase and option prices. If the Company receives future royalties on the technology, a total of 33% of the royalties will be due and payable to the inventors.

                         DALTEX MEDICAL SCIENCES, INC.
                       (A Development Stage Enterprise)

                   Notes to Financial Statements, Continued


9.       License Agreement and Research Grants ( continued)

In May 1997, the Company entered in to a second license modification agreement with a manufacturer and marketer of catheters and cardiovascular supplies. In connection with the modifications the Company received a one-time, non-refundable, non-creditable fee of $100,000 of which $50,000 was paid to a university. Revenue, as well as the expense for the amounts paid to the university, are being recognized ratably over the term of the agreement. In consideration for this fee the Company waived development fees and miminum annual royalties due on products sold by the licensee for the specific products added to the agreement under the second license modification for a period of three years. After three years the licensee shall pay development fees of $2,500 per quarter payable in advance during the development phase. After such time as a sale is made the licensee shall pay a running royalty as defined by the agreement, and at a minimum $2,500 payable quarterly in advance.

Certain additional license agreements with varying terms and conditions have been entered into by the Company.


10.      Lease

The Company vacated its corporate offices in November 1997. Rent expense incurred by the Company was $22,230 for each the years ended July 31, 1997, 1996 and 1995, respectively.


11.      Commitments and Contingencies

The Company has been granted exclusive worldwide commercial licenses to any results from the sponsored research with a certain university. In connection therewith, the Company will share gross revenue on a 50-50 basis with such university if the Company elects to sublicense the manufacture of products developed from such research and development. In the event that the Company elects to manufacture and sell the product itself, royalty payments will be made. At July 31, 1997, $176,605 is owed to the university relative to the licenses, and has been included in accounts payable and accrued expenses.

                         DALTEX MEDICAL SCIENCES, INC.
                       (A Development Stage Enterprise)

                   Notes to Financial Statements, Continued


11.      Commitments and Contingencies (continued)

In December 1993, the university met with the Company and on December 7, 1993 sent a letter of understanding to the Company requiring that the Company pay $50,000 of the total of $75,000 due the university under the research agreement by December 20, 1993, and placing all further research work for the Company on hold. The Company received advance royalty payments totaling $50,000 from one of its sublicensees in order to meet the immediate research funding obligation owed to the university as required under the letter of understanding, and paid the university the $50,000 due on December 16, 1993. On December 16, 1993, the Company also authorized a final quarter of research to be performed, with the understanding that a payment of $25,000 would be due on January 31, 1994 and the final payment of up to $25,000 for such research would be due by March 1, 1994. In June 1995, $10,000 was paid to the university to cover a portion of such amounts.

In November 1995, payment was made to the university of the remaining $34,289 of research amounts and $300,000 representing its share of the advanced royalty payment (see note 6). The Company has been billed $661,005 by the university's patent counsel for its professional services provided as of July 31, 1997, although the Company is currently disputing a significant portion of these legal fees, they have been included in accounts payable and accrued expenses at July 31, 1997.

Pursuant to the existing license arrangements with the university for the antimicrobial technology, an agreement in principle also contains the negotiated percentage royalty scheduled to be paid by the Company to the University at rates ranging from 2.5% to 5.5% depending upon aggregate net annual sales levels of antimicrobial surgical gloves. The agreement in principle also provides that the royalty rates for antimicrobial examination gloves shall be two-thirds of the scheduled rates for the antimicrobial surgical gloves. The Company paid $3,481 in November 1995 related to such royalties.