Form 10-K/A
period 1997-07-31
DALTEX MEDICAL SCIENCES INC
filed 1998-05-20
CIK 742686

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K/A


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the fiscal year ended July 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from ___________to _________

     Commission File Number:  0-14026

                          Daltex Medical Sciences, Inc.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                        13-3174562
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

7777 Glades Road, Boca Raton, Florida                          33434
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

                                 (561) 470-6005
               --------------------------------------------------
               Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:
Title of each Class                    Name of each exchange on which registered
    None                                               Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

        Common Stock, $.01 par value; Class A Warrants, Class B Warrants
        ----------------------------------------------------------------
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


                  Bruce Hausman, Esquire, currently serves as President, Chief Executive Officer and a director.



ITEM 2.           PROPERTIES


                   From June 1989 to November 1997, the Company maintained its executive offices, which consist of approximately 1,800 square feet at 50 Kulick Road, Fairfield, New Jersey, pursuant to a three-year written lease, which has been extended on a year-to-year basis. In November 1997 the Company vacated its office facilities. Its current mailing address is 7777 Glades Road #214, Boca Raton, FL 33434.


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

                  In an effort to commercialize its more fully developed technologies, the Company had focused, from 1990 to March 1994, its research, development and commercialization efforts principally on its infection-reducing, antimicrobial technologies, including the manufacture and marketing through distributors of the Company's antimicrobial gloves and the licensing of other applications of the antimicrobial technology to larger companies. In fiscal 1995, 1996 and 1997, the Company did not have any sales of its technologies or its antimicrobial medical gloves. During this period, the Company received revenues from royalty payments and development fees pursuant to two licenses with sublicensees of applications of the Company's antimicrobial medical technology.


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


                  C.Lawrence Rutstein - Mr. Rutstein joined the Company's Board of Directors in December 1997. Since May 1997 Mr. Rutstein has served as Chairman, CEO and president of Regenesis Holdings Corporation (RGNS). Since 1995 he also served as president of CapQuest Partners, Inc. a company which has made several investments in emerging software companies. A Harvard Law School graduate, Mr. Rutstein has practiced corporate, banking and securities law in Philadelphia, Pennsylvania. Mr. Rutstein previously served as Chief Counsel to the Pennsylvania Department of Banking from 1971 to 1972, and served as Resident Counsel to a major Philadelphia bank. From 1989 to 1991 he served as Chairman of the Board of Cedar Group, Inc., a Nasdaq listed importer and distributor of fasteners. From 1992 until 1994 he was a General Partner of the Memphis Chicks AA baseball club and during 1995 he was chairman of the Rittenhouse Group, Inc., a private consulting company. Mr. Rutstein currently serves on the board of directors of Packquistion Corp. and Future Graph, Inc., privately held companies.

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

COMMITTEES OF THE BOARD


                  All members of the Company's Board of Directors serve on the Executive Committee. The Executive Committee, which has the plenary powers of the full Board of Directors, held executive sessions during certain meetings of the Board of Directors in fiscal 1997.

                  The Board of Directors' Audit Committee, which presently consists solely of Dr. Del Guercio, met once during the fiscal year ended July 31, 1997. The Company has no Nominating Committee, since changes or additions to the membership are considered by the full Board of Directors.

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

                         TEN-YEAR OPTION/SAR REPRICINGS

                                                                                               Length of
                                                                                                Original
                                 Number of                                                       Option
                                 Securities         Market Price    Exercise                      Term
                                 Underlying         of Stock at     Price At                    Remaining
                                   Options/           Time of        Time of                    at Date of
                                    SARs            Repricing or   Repricing or    New          Repricing
                                 Repriced or         Amendment      Amendment    Exercise          or
 Name            Date             Amended(#)            ($)*           ($)       Price ($)      Amendment
 ----            ----             ----------            ----           ---       ---------      ---------
Bruce          12/23/97            250,000             .001           .13          .03            2 years
Hausman,
President
and Chief
Executive
Officer

Bruce          12/23/97            250,000             .001           .09          .03            2 years
Hausman,
President
and Chief
Executive
Officer

-----------------------
* This price is based on over-the-counter market quotations which reflect inter-dealer prices, without retail market, markdown or commission, and may not represent actual transaction.


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


               Bruce Hausman was untimely with respect to a Form 4 reporting a repricing of stock options which occurred in December 1997. The Form 4 was filed in February 1998.


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

10.65(o)  Lease Extension Agreement with ICE Associates, dated June 1995.

10.66(q) Amendment No. 7 to the Warrant Agreement with Continental Stock Transfer and Trust Company, dated as of November 28, 1995.

10.67     Lease Extension Agreement with ICE Associates, dated June 1996.

10.68 Non-Qualified Stock Option Agreement between the Company and Bruce Hausman dated as of March 6, 1996.


10.69(r) Letter of Intent dated as of April 15, 1997 between the Company and Nalpak Industries, Inc.

10.70(r) Amendment No. 9 to Warrant Agreement dated as of April 22, 1997 between the Company and Continental Stock Transfer and Trust Company.

10.71(r) Sixth Lease Extension Agreement dated as of May 8, 1997 between the Company and I.C.E. Associates.

10.72(r) Second Modification to License Agreement dated as of May 30, 1997 between the Company and Arrow International, Inc.

23.1      Consent of Margolies, Frank and Wichrowski


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


(r) Reference is made to the exhibits to the Form 10-Q for the quarter ended April 30, 1997.

* The Registrant has requested confidential treatment from the Securities and Exchange Commission for this document, and, accordingly, has filed this document with the Securities and Exchange Commission.

Reports of the Company on Form 8-K for the fiscal quarter ended July 31, 1995

                 No Current Reports on Form 8-K were filed by the Company during the fiscal year ended July 31, 1997.

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


Dated:  May 18, 1998