Form 10-Q
period 1997-10-31
DALTEX MEDICAL SCIENCES INC
filed 1998-08-04
CIK 742686

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                        For quarter ended October 31, 1997
                         Commission File Number 0-14026

                          DALTEX MEDICAL SCIENCES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant As Specified In Its Charter)


       Delaware                                           13-3174562
------------------------                      --------------------------------
(State of Incorporation)                      (IRS Employer Identification No.)

                                 50 Kulick Road
                           Fairfield, New Jersey 07004
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (201) 227-5066
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

          Class                                   Outstanding at June 30, 1998

Common Stock, par value $.01                                  8,632,699
           per share

                          DALTEX MEDICAL SCIENCES, INC.

                                      INDEX

                                                                           Page

PART  1 -    FINANCIAL INFORMATION

Item 1 -     Financial Statements


             (a)  Condensed  balance  sheets as of October 31, 1997
                  (Unaudited) and July 31, 1997.                            1-2

             (b)  Condensed statements of operations and deficit
                  accumulated during the development stage for the three
                  months ended October 31, 1997 (Unaudited) and October 31, 1996 (Unaudited), and for the period July 28, 1983
                  (Date of Incorporation) to October 31, 1997 (Unaudited)     3

             (c)  Condensed statements of cash flows for the three months ended October 31, 1997 (Unaudited) and October 31, 1996 (Unaudited), and for the period July 28, 1983
                  (Date of Incorporation) to October 31, 1997 (Unaudited)     4

             (d)  Notes to condensed financial statements (Unaudited)       5-7

Item 2 -     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            7-13


PART II -    OTHER INFORMATION

Item 5 -     Other Information                                             13-14

Item 6 -     Exhibits and Reports on Form 8-K                                 14

                          DALTEX MEDICAL SCIENCES, INC.
                                 BALANCE SHEETS


                                                          October 31,               July 31,
                                                              1997                   1997
                                                          -----------            -----------
                                                          (unaudited)                  *
ASSETS
------

Current assets
  Cash and cash equivalents                               $     3,145            $    23,522
  Accounts receivable - other                                  22,943                 19,895
  Prepaid royalty                                              85,000                 85,000
                                                          -----------            -----------

    Total current assets                                      111,088                128,417
                                                          -----------            -----------

Office equipment (net of accumulated
depreciation)                                                    --                     --
                                                          -----------            -----------

Patents, net of accumulated amortization                         --                     --
Prepaid royalty                                               122,500                143,750
Other assets                                                    3,375                  3,375
                                                          -----------            -----------

                                                              125,875                147,125
                                                          -----------            -----------

                                                          $   236,963            $   275,542
                                                          ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities
  Accounts payable and accrued expenses                   $   885,644            $   882,596
  Advanced royalty payments                                   170,000                170,000
                                                          -----------            -----------

                                                            1,055,644              1,052,596
                                                          -----------            -----------

Advanced royalty payments                                     245,000                287,500
                                                          -----------            -----------

Stockholders' deficit
  Common stock, $.01 par value;
    authorized 20,000,000 shares; 8,632,699,
    shares issued and outstanding, respectively                86,327                 86,327
  Additional paid-in capital                                6,816,369              6,816,369
  Retained deficit                                         (7,966,377)            (7,967,250)
                                                          -----------            -----------

      Total stockholders' deficit                          (1,063,681)            (1,064,554)
                                                          -----------            -----------

                                                          $   236,963            $   275,542
                                                          ===========            ===========

*  Condensed from audited financial statements
            See accompanying notes to condensed financial statements
                                        2

                          DALTEX MEDICAL SCIENCES, INC.
                             STATEMENT OF OPERATIONS

                                                                                        For the period
                                                                                        July 28, 1983
                                                For the Three Months Ended                (Date of
                                                         October 31,                    Incorporation)
                                              ---------------------------------         to October 31,
                                                   1997                 1996                 1997
                                              ------------         ------------          ------------
Revenues
  License fees, grants and royalties          $     78,244         $     59,855          $  2,766,051
  Interest and other income                          2,000                  167             1,764,907
  Sale of technology                                  --                   --                 300,000
  Sales                                               --                   --                 208,440
                                              ------------         ------------          ------------

                                                    80,244               60,022             5,039,398
                                              ------------         ------------          ------------
Expenses incurred during the
  development stage
  Cost of sales                                       --                   --                 313,243
  Research and development                            --                   --               3,335,251
  General and administrative expenses               79,371               94,705             9,357,281
                                              ------------         ------------          ------------

                                                    79,371               94,705            13,005,775
                                              ------------         ------------          ------------

Net income (loss)                             $        873         $    (34,683)         $ (7,966,377)
                                              ============         ============          ============


Net income (loss) per share                   $       0.00         $      (0.00)         $      (1.02)
                                              ============         ============          ============

Weighted average shares outstanding              8,633,000            8,633,000             7,829,300
                                              ============         ============          ============


            See accompanying notes to condensed financial statements

                          DALTEX MEDICAL SCIENCES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                                      For the period
                                                                                                      July 28, 1983
                                                               For the Three Months Ended                (Date of
                                                                       October 31,                     Incorporation)
                                                             --------------------------------          to October 31,
                                                                1997                  1996                 1997
                                                             -----------          -----------          -----------
Cash flows from operating activities:
  Net income (loss)                                          $       873          $   (34,683)         $(7,966,377)
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Noncash compensation charges                                                                         889,130
      Depreciation and amortization                                                                        310,234
    Write off patents                                                                                      105,221
    Write off inventory and advance
    payments on inventory                                                                                  115,048
    Recovery of bad debts - officer
    Loss on disposal of equipment                                                                           53,386
    Loss on disposal U.S. Government
    obligations & other investments                                                                          2,999
    Forgiveness of stock subscription
    receivable                                                                                               1,500

Changes in assets and liabilities:
  Accounts receivable                                             (3,048)                                  (22,943)
  Increase in inventory                                                                                    (54,435)
  Decrease in advance payments for inventory                                                               (60,613)
  (Increase) decrease in prepaid royalty                          21,250               15,000             (207,500)
  Accounts payable accrued expenses                                3,048               19,030              887,966
  Advance royalty payments                                       (42,500)             (30,000)             415,000
                                                             -----------          -----------          -----------

Net cash provided by (used in) operations                        (20,377)             (30,653)          (5,531,384)
                                                             -----------          -----------          -----------


Net cash provided by (used in) investing activities:
  Purchase of short terms investments                                                                   (8,813,987)
  Maturities of short term investments                                                                   8,810,988
  Purchase of office equipment                                                                            (159,370)
  Purchase of patents                                                                                     (171,750)
  Increase in due from officer                                                                            (110,601)
  Increase in other assets                                                                                 (30,095)
                                                             -----------          -----------          -----------

Net cash provided by (used in) investing activities:                   0                    0             (474,815)
                                                             -----------          -----------          -----------

Cash flows provided by financing activities
Proceeds from sale of common stock
and warrants                                                                                             6,009,344
                                                             -----------          -----------          -----------

Net cash provided by financing activities                              0                    0            6,009,344
                                                             -----------          -----------          -----------

Net increase  (decrease) in cash and
cash equivalents                                                 (20,377)             (30,653)               3,145
Cash and cash equivalents, beginning of
period                                                            23,522               49,926
                                                             -----------          -----------          -----------

Cash and cash equivalents, end of period                     $     3,145          $    19,273          $     3,145
                                                             ===========          ===========          ===========

Supplemental disclosure of non-cash
investing and financing activities:

Common stock issued in exchange
for services                                                 $      --            $      --            $   889,130
                                                             ===========          ===========          ===========

            See accompanying notes to condensed financial statements
                                        4

       NOTES TO CONDENSED FINANCIAL STATEMENTS-October 31, 1997 (Unaudited)

         (1) Basis of Presentation

         The unaudited condensed financial statements have been prepared from the books and records of Daltex Medical Sciences, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information pursuant to Rule 10-01 of Regulation S-X. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         The accompanying unaudited condensed financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited condensed financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended July 31, 1997 as filed with the Securities and Exchange Commission. The July 31, 1997 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended October 31, 1997 are not necessarily indicative of the results to be expected for the full year.

         Going Concern - The report of the Company's independent accountants on their audit of the Company's July 31, 1997 consolidated financial statements contained uncertainties relating to the Company's ability to continue as a going concern. The Company has incurred a loss in the three months ended October 31, 1997 and uncertainties exist with regard to the Company's ability to generate sufficient cash flows from operations or other sources to meet existing obligations, which gives rise to doubts about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         The Company is in the developmental stage and has been principally engaged in research and development activities with the objective of developing and commercializing certain cost-reducing medical device and pharmaceutical technologies. Since inception in July 1983, the Company has derived a total of approximately $3,274,000 in revenues to date from initial developmental phase fees as part of licensing or cooperative development arrangements, royalty payments on sales of licensed antimicrobial products from sublicensees, SBIR grant revenue related to some of its pharmaceutical or device technologies, initial sales of its antimicrobial latex examination gloves, and the sale of two patents and know-how relating to the prevention and treatment of atopic diseases. In 1984, the Company successfully completed an initial public offering to raise working capital. Since that time, management of the Company had been working on a number of development projects which involve experimental and unproven technologies, some of which have and may require many years and substantial expenditures to complete, and which may be unsuccessful. Since March 1, 1994 and continuing to date, research and development efforts have been Substantially discontinued, or in most cases put on hold, unless and until the Company can develop positive cash flow from its more fully developed technologies or raise additional financing. There can be no assurance that the Company will be able to develop or commercialize its product technologies in the future. Future revenues of the Company may be limited. Such commercialization activities may not result in sales of products on a profitable basis, and the Company may not have sufficient funds available to complete its research and development program or its applications for necessary regulatory clearances and approvals, or to remain in business while any products which may be developed from its technologies are marketed or are readied for the marketplace.

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

         In May 1997, the Company entered in to a second license modification agreement with a manufacturer and marketer of catheters and cardiovascular supplies. In connection with the modifications the Company received a one-time, non-refundable, non-creditable fee of $100,000 of which $50,000 was paid to a university. Revenue, as well as the expense for the amounts paid to the university, are being recognized ratably over the term of the agreement. In consideration for this fee the Company waived development fees and mininum annual royalties due on products sold by the licensee for the specific products added to the agreement under the second license modification for a period of three years. After three years the licensee shall pay development fees of $2,500 per quarter payable in advance during the development phase. After such time as a sale is made the licensee shall pay a running royalty as defined by the agreement, and at a minimum $2,500 payable quarterly in advance.


         Results of Operations for the Three Months Ended October 31, 1997 as compared to October 31, 1996

         From inception through October 31, 1997, the Company's principal sources of revenue have consisted of interest earned on short-term investments purchased with the proceeds from the 1984 public sale of Units, license fees, royalties, sale of patents and grants. The Company plans to attempt to raise additional capital while continuing to utilize cash, together with limited revenues from license fees, royalties from sales of licensed products by sublicensees, to fund operations in fiscal 1997.

         During the three months ended October 31, 1997 and 1996, revenues from license fees and royalties were $78,244 and $59,855, respectively. All of the Company's revenues for the three months ended October 31, 1997 and 1996 were derived from license fees and royalties received from its two sublicensees. At October 31, 1997, the Company had $3,145 remaining in cash.

         Operating expenses for the three months ended October 31, 1997 consisted principally of general and administrative expenses. General and administrative expenses in the three months ended October 31, 1997 and 1996 were $79,371, and $94,705, respectively. General and administrative expenses have decreased by $15,334 from 1996 to 1997 due to continuing inactivity of the Company. The Company expects this trend to continue thru 1998.


         The Company had net income of $873 for the three months ended October 31, 1997, an increase from the net losses of $34,683 for the three months ended October 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES

         At October 31, 1997, the Company had cash and cash equivalents of approximately $3,145, representing a decrease of approximately $20,377 over the July 31, 1997 balance of cash and cash equivalents. This decrease was principally due to the Company's net reduction of liabilities. During the three months ended October 31, 1997, the Company used net cash for operations of $20,377 as compared to $30,653 for the three months ended October 31, 1996. This change in cash flows from operations was primarily due to a net reduction in advance royalty payments. In addition, the Company had a working capital deficit of $944,556 as of October 31, 1997. The Company is still in the developmental stage, and its business operations have only generated a nominal amount of revenues to date. The payment received from Arrow described above has enabled the Company to satisfy certain current and past due obligations to its creditors and to make substantial payments to the University as required under various licenses with the University. Although the Company has not satisfied all of its obligations to the University or the University's patent counsel, the Company is continuing its efforts to resolve such matters. The remaining funds have been, and will continue to be, used for working capital.


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

     PART II - OTHER INFORMATION

     Item 5 - Other Information




     Item 6 - Exhibits and Reports on Form 8-K

     (a)      Exhibits



     (b)      Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended October, 31 1997.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      DALTEX MEDICAL SCIENCES, INC.


     Date:  July 29, 1998             By:/s/Bruce Hausman, Esq.
                                         ----------------------
                                         BRUCE HAUSMAN, ESQ.
                                         President and Chief Executive
                                         Officer