Form 10-Q
period 1998-01-31
DALTEX MEDICAL SCIENCES INC
filed 1998-08-04
CIK 742686

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
-------------------------------------------------------------------------------

                                    Form 10-Q

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934
                       For quarter ended January 31, 1998
                         Commission File Number 0-14026
                          DALTEX MEDICAL SCIENCES, INC.
             (Exact Name of Registrant As Specified In Its Charter)


       Delaware                                           13-3174562
(State of Incorporation)                      (IRS Employer Identification No.)

                          7777 Glades Road - Suite 214
                              Boca Raton, FL 33434
                    (Address of Principal Executive Offices)
                                 (561) 470-6005
              (Registrant's telephone number, including area code)

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
           per share

                          DALTEX MEDICAL SCIENCES, INC.

                                      INDEX

                                                                         Page

PART  1 -  FINANCIAL INFORMATION

Item 1  -  Financial Statements


           (a)  Condensed  balance  sheets as of January 31, 1998
                (Unaudited) and July 31, 1997.                            1-2

           (b)  Condensed statements of operations and deficit
                accumulated during the development stage for
                the three and six month periods ended January 31, 1998 (Unaudited) and January 31, 1997 (Unaudited), and
                for the period July 28, 1983 (Date of Incorporation)
                to January 31, 1998. (Unaudited)                            3

           (c)  Condensed statements of cash flows for the six months ended January 31, 1998 (Unaudited) and January 31,
                1997 (Unaudited), and for the period July 28, 1983
                (Date of Incorporation) to January 31, 1998 (Unaudited)     4

           (d)  Notes to condensed financial statements (Unaudited)       5-7

Item 2  -  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           7-13


PART II -  OTHER INFORMATION

Item 5  -  Other Information                                            13-14

Item 6  -  Exhibits and Reports on Form 8-K                                14

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements



                          DALTEX MEDICAL SCIENCES, INC.
                                 BALANCE SHEETS

                                                         January 31,            July 31,
                                                           1998                  1997
                                                        ------------         ------------
                                                        (unaudited)               *
ASSETS

Current assets
  Cash and cash equivalents                             $     4,075          $    23,522
  Accounts receivable - other                                22,943               19,895
  Prepaid royalty                                            85,000               85,000
                                                        -----------          -----------

    Total current assets                                    112,018              128,417
                                                        -----------          -----------
Office equipment (net of accumulated
depreciation)                                                  --                   --
                                                        -----------          -----------
Patents, net of accumulated amortization                       --                   --
Prepaid royalty                                             101,250              143,750
Other assets                                                  3,375                3,375
                                                        -----------          -----------

                                                            104,625              147,125
                                                        -----------          -----------
                                                        $   216,643          $   275,542
                                                        ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses                 $   900,644          $   882,596
  Advanced royalty payments                                 170,000              170,000
                                                        -----------          -----------
                                                          1,070,644            1,052,596
                                                        -----------          -----------
Advanced royalty payments                                   202,500              287,500
                                                        -----------          -----------

Stockholders' deficit
  Common stock, $.01 par value;
    authorized 20,000,000 shares; 8,632,699,
    shares issued and outstanding, respectively              86,327               86,327
  Additional paid-in capital                              6,816,369            6,816,369
  Retained deficit                                       (7,959,197)          (7,967,250)
                                                        -----------          -----------

      Total stockholders' deficit                        (1,056,501)          (1,064,554)
                                                        -----------          -----------

                                                        $   216,643          $   275,542
                                                        ===========          ===========

*  Condensed from audited financial statements
            See accompanying notes to condensed financial statements

                          DALTEX MEDICAL SCIENCES, INC.
                             STATEMENT OF OPERATIONS

                                                                                                                  For the period
                                                                                                                   July 28, 1983
                                             For the Three Months Ended          For the Six Months Ended             (Date of
                                                    January 31,                         January 31,                 Incorporation)
                                           -----------------------------       ----------------------------         to January 31,
                                              1998               1997             1998             1997                1998
                                           -----------       -----------       -----------      -----------         --------------
Revenues
  License fees, grants and royalties       $    75,409       $    66,282       $   153,653      $   126,137         $ 2,841,460
  Interest and other income                          0                90             2,000              257           1,764,907
  Sale of technology                                                                                                    300,000
  Sales                                                                                                                 208,440
                                           -----------       -----------       -----------      -----------         -----------
                                                75,409            66,372           155,653          126,394           5,114,807
                                           -----------       -----------       -----------      -----------         -----------
Expenses incurred during the
  development stage
  Cost of sales                                   --                --                --               --               313,243
  Research and development                        --                --                --               --             3,335,251
  General and administrative expenses           68,230            96,814           147,601          191,519           9,425,511
                                           -----------       -----------       -----------      -----------         -----------
                                                68,230            96,814           147,601          191,519          13,074,005
                                           -----------       -----------       -----------      -----------         -----------
Net income (loss)                          $     7,179       $   (30,442)      $     8,052      $   (65,125)        $(7,959,198)
                                           ===========       ===========       ===========      ===========         ===========

Net income (loss) per share                $      0.00       $     (0.00)      $      0.00      $     (0.01)        $     (1.02)
                                           ===========       ===========       ===========      ===========         ===========

Weighted average shares outstanding          8,633,000         8,633,000         8,633,000        8,633,000           7,829,300
                                           ===========       ===========       ===========      ===========         ===========

            See accompanying notes to condensed financial statements

                          DALTEX MEDICAL SCIENCES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                                      For the period
                                                                                                       July 28, 1983
                                                                  For the Six Months Ended                (Date of
                                                                           January 31,                 Incorporation)
                                                             ---------------------------------         to January 31,
                                                                 1998                 1997                 1998
                                                             -------------        ------------        ----------------
Cash flows from operating activities:
  Net income (loss)                                          $     8,053          $   (65,125)         $(7,959,197)
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Noncash compensation charges                                                                         889,130
      Depreciation and amortization                                                                        310,234
    Write off patents                                                                                      105,221
    Write off inventory and advance
    payments on inventory                                                                                  115,048
    Recovery of bad debts - officer
    Loss on disposal of equipment                                                                           53,386
    Loss on disposal U.S. Government
    obligations & other investments                                                                          2,999
    Forgiveness of stock subscription
    receivable                                                                                               1,500

Changes in assets and liabilities:
  Accounts receivable                                             (3,048)                                  (22,943)
  Increase in inventory                                                                                    (54,435)
  Decrease in advance payments for inventory                                                               (60,613)
  (Increase) decrease in prepaid royalty                          42,500               30,000             (186,250)
  Accounts payable accrued expenses                               18,048               21,882              902,966
  Advance royalty payments                                       (85,000)             (15,000)             372,500
                                                             -----------          -----------          -----------
Net cash provided by (used in) operations                        (19,447)             (28,243)          (5,530,454)
                                                             -----------          -----------          -----------


Cash flows provided by investing activities:
  Purchase of short terms investments                                                                   (8,813,987)
  Maturities of short term investments                                                                   8,810,988
  Purchase of office equipment                                                                            (159,370)
  Purchase of patents                                                                                     (171,750)
  Increase in due from officer                                                                            (110,601)
  Increase in other assets                                                                                 (30,095)
                                                             -----------          -----------          -----------
Net cash provided by (used in) investing activities:                   0                    0             (474,815)
                                                             -----------          -----------          -----------

Cash flows provided by financing activities
Proceeds from sale of common stock
and warrants                                                                                             6,009,344
                                                             -----------          -----------          -----------
Net cash provided by financing activities                              0                    0            6,009,344
                                                             -----------          -----------          -----------

Net increase  (decrease) in cash and
cash equivalents                                                 (19,447)             (28,243)               4,075
Cash and cash equivalents, beginning of
period                                                            23,522               49,926
                                                             -----------          -----------          -----------
Cash and cash equivalents, end of period                     $     4,075          $    21,683          $     4,075
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

      NOTES TO CONDENSED FINANCIAL STATEMENTS-January 31, 1998 (Unaudited)

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

      In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended January 31, 1998 are not necessarily indicative of the results to be expected for the full year.

      Going Concern - The report of the Company's independent accountants on their audit of the Company's July 31, 1997 consolidated financial statements contained uncertainties relating to the Company's ability to continue as a going concern. The Company has incurred a loss in the six months ended January 31, 1998 and uncertainties exist with regard to the Company's ability to generate sufficient cash flows from operations or other sources to meet existing obligations, which gives rise to doubts about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         The Company is in the developmental stage and has been principally engaged in research and development activities with the objective of developing and commercializing certain cost-reducing medical device and pharmaceutical technologies. Since inception in July 1983, the Company has derived a total of approximately $3,349,900 in revenues to date from initial developmental phase fees as part of licensing or cooperative development arrangements, royalty payments on sales of licensed antimicrobial products from sublicensees, SBIR grant revenue related to some of its pharmaceutical or device technologies, initial sales of its antimicrobial latex examination gloves, and the sale of two patents and know-how relating to the prevention and treatment of atopic diseases. In 1984, the Company successfully completed an initial public offering to raise working capital. Since that time, management of the Company had been working on a number of development projects which involve experimental and unproven technologies, some of which have and may require many years and substantial expenditures to complete, and which may be unsuccessful. Since March 1, 1994 and continuing to date, research and development efforts have been Substantially discontinued, or in most cases put on hold, unless and until the Company can develop positive cash flow from its more fully developed technologies or raise additional financing. There can be no assurance that the Company will be able to develop or commercialize its product technologies in the future. Future revenues of the Company may be limited. Such commercialization activities may not result in sales of products on a profitable basis, and the Company may not have sufficient funds available to complete its research and development program or its applications for necessary regulatory clearances and approvals, or to remain in business while any products which may be developed from its technologies are marketed or are readied for the marketplace.

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


      Results of Operations for the Three Months Ended January 31, 1998 as compared to January 31, 1997.

From inception through January 31, 1998, the Company's principal sources of revenue have consisted of interest earned on short-term investments purchased with the proceeds from the 1984 public sale of Units, license fees, royalties, sale of patents and grants. The Company plans to attempt to raise additional capital while continuing to utilize cash, together with limited revenues from license fees, royalties from sales of licensed products by sublicensees, to fund operations in fiscal 1997.

         During the three months ended January 31, 1998 and 1997, revenues from license fees and royalties were $75,409 and $66,282, respectively. All of the Company's revenues for the three months ended January 31, 1998 and 1997 were derived from license fees and royalties received from its two sublicensees.

         Operating expenses for the three months ended January 31, 1998 consisted principally of general and administrative expenses. General and administrative expenses in the three months ended January 31, 1998 and 1997 were $68,230, and $96,814, respectively. General and administrative expenses have decreased by $28,584 from the three months ended January 31, 1997 to the three months ended January 31, 1998 due to continuing inactivity of the Company. The Company expects this trend to continue thru 1998.

         The Company had net income of $7,179 for the three months ended January 31, 1998, an increase from the net losses of $30,442 for the three months ended January 31, 1997.

Results of Operations for the Six Months Ended January 31, 1998 as compared to January 31, 1997.

         During the six months ended January 31, 1998 and 1997, revenues from license fees and royalties were $153,653 and $126,137, respectively. All of the Company's revenues for the six months ended January 31, 1998 and 1997 were derived from license fees and royalties received from its two sublicensees.

         Operating expenses for the six months ended January 31, 1998 consisted principally of general and administrative expenses. General and administrative expenses in the six months ended January 31, 1998 and 1997 were $147,601, and $191,519, respectively. General and administrative expenses have decreased by $43,918 from 1997 to 1998 due to continuing inactivity of the Company. The Company expects this trend to continue thru 1998.

         The Company had net income of $8,052 for the six months ended January 31, 1998, a decrease from the net losses of $65,125 for the six months ended January 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         At January 31, 1998, the Company had cash and cash equivalents of approximately $4,075, representing a decrease of approximately $19,447 over the July 31, 1997 balance of cash and cash equivalents. This decrease was principally due to the Company's reduction of liabilities. During the six months ended January 31, 1998, the Company used net cash for operations of $19,447 as compared to $28,243 in cash generated by operations for the six months ended January 31, 1997. This change in cash flows from operations was primarily due to a net reduction in advance royalty payments. In addition, the Company had a working capital deficit of $958,626 as of January 31, 1998. The Company is still in the developmental stage, and its business operations have only generated a nominal amount of revenues to date. The payment received from Arrow described above has enabled the Company to satisfy certain current and past due obligations to its creditors and to make substantial payments to the University as required under various licenses with the University. Although the Company has not satisfied all of its obligations to the University or the University's patent counsel, the Company is continuing its efforts to resolve such matters. The remaining funds have been, and will continue to be, used for working capital.

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

     PART II - OTHER INFORMATION

     Item 5 - Other Information




     Item 6 - Exhibits and Reports on Form 8-K

     (a)      Exhibits



     (b)      Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended January 31, 1998.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      DALTEX MEDICAL SCIENCES, INC.


     Date:  July 29, 1998             By: /s/ Bruce Hausman, Esq.
                                         -----------------------------
                                         BRUCE HAUSMAN, ESQ.
                                         President and Chief Executive
                                         Officer