Form 10KSB
period 1998-07-31
DALTEX MEDICAL SCIENCES INC
filed 1998-11-13
CIK 742686

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the fiscal year ended July 31, 1998

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from ___________to _________

     Commission File Number:  0-14026

                          Daltex Medical Sciences, Inc.
             (Exact name of Registrant as specified in its charter)

         Delaware                                        13-3174562
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

7777 Glades Road, Boca Raton, Florida  211                     33434
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code           (561) 470-6005

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class                 Name of each exchange on which registered
-------------------                 -----------------------------------------

    None                                               Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               Yes   X     No
                                                   -----      -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. [ ]

State the issuer's revenues for its most recent fiscal year $272,138 for the year ended July 31, 1998

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates computed at the closing bid price for which the Company's common stock at reported on the NASD OTC Bulletin Board November 9, 1998 is approximately $47,716.

         State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of November 9, 1998, 8,632,699 shares of Common Stock are issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities Act"). Not Applicable.

         Transitional Small Business Disclosure Form (check one):

         Yes               No   X

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

                  Daltex Medical Sciences, Inc. (the "Company"), incorporated on July 28, 1983 in the State of Delaware, was a pharmaceutical and medical device company. The business objectives of the Company was to identify, develop and market certain medical device and pharmaceutical product technologies designed to reduce the cost of specific diagnostic tests or therapeutic treatments and to increase the accuracy, efficacy and/or safety of these tests and treatments in hospital and home health care environments. Effective April 30, 1998, the Company, by entering into a Settlement and Mutual Release Agreement from Columbia University, substantially terminated all operations and currently remains as a shell corporation seeking an acquisition candidate.

                  The Company owned or had rights to a variety of medical device and pharmaceutical technologies, including, (i) antimicrobial materials, compounds and processes to treat venous catheters, vascular grafts, surgical and other implants, wound dressings and disposable gloves to prevent or reduce infection and to inhibit the transmission of infectious diseases,
(ii) nutritional supplements for prevention of atopic diseases, (iii) skin care pharmaceutical technologies, both ethical and over-the-counter, and (iv) a mapping and potential screening system, based on ultrasound technology, for the location and early diagnosis of breast cancer. See "Product Technologies."

                  Of the foregoing technologies, during the fiscal year ended July 31, 1998, the Company had concentrated its efforts on (i) extremely limited research and development activities in the field of antimicrobial technology, while continuing to seek suitable partners to further commercialize its antimicrobial technologies, (ii) protecting and enhancing its intellectual property rights in antimicrobial technology and in an invention concerning the prevention of atopic diseases, (iii) attempts to market and sell its antimicrobial disposable examination and surgeons' gloves outside the United States, and (iv) attempts to obtain clearance in the United States from the United States Food and Drug Administration ("FDA") for the sale of such gloves.

                  While in certain limited cases the Company had directly marketed its products to end users, the Company had, in the past, entered into licensing agreements or distribution arrangements for the marketing and distribution of its products and manufacturing agreements with third parties. The Company had definitive license agreements and cooperative development agreements for the research, development and commercialization and/or the production of prototypes with respect to the following technologies: (i) the application of the antimicrobial materials to make polyurethane-based cardiovascular catheters, related devices and wound drains and (ii) the application of the antimicrobial materials to seven medical implant product areas.

                  The Company is continuing to actively explore mergers with revenue-producing entities, and a sale of the Company's Common Stock or assets. However, to date the Company has received no commitments for a sale or merger of the Company and there can be no assurance that the Company's attempts to sell or merge the Company will be successful or that the Company will be able to continue as a going-concern.

TECHNOLOGY LICENSING ARRANGEMENTS

                  (i)      Antimicrobial Products

                  (1) Catheters and Cardiovascular Products. Pursuant to a definitive license agreement entered into in March 1991 (the "Arrow License") with Arrow International, Inc. ("Arrow"), a leading manufacturer and marketer of catheters and cardiovascular products, the Company had sublicensed to Arrow certain applications of its antimicrobial technology that had been licensed by the Company from Columbia University (the "University"). See "Product Technologies - Licenses With the University." Pursuant to the Arrow License, Arrow was obligated to pay periodic royalties, including minimum annual royalties, to the Company based upon units sold in several product applications which incorporate the Company's antimicrobial technology and quarterly development phase payments for product applications not yet offered for sale. The term of the Arrow License was the longer of the life of any issued patent which has claims covering one or more of the product applications or ten years. In January 1991, Arrow introduced to the market, pursuant to a 510(k) notification filed with the FDA, its first antimicrobial product, a multi-lumen central venous catheter with antiseptic surface, incorporating the Company's antimicrobial technology. Clinical tests sponsored by Arrow demonstrate that the treated catheter surface provides significant inhibition of organisms associated with hospital-based infections without side effects, such as toxicity or thrombogenicity. In December 1994, Arrow reported to the Company that it had received FDA clearance to market a second antimicrobial product, the percutaneous sheath introducer system ("PSI"), incorporating the antimicrobial technology which the Company had licensed to Arrow. In January 1996, Arrow introduced the PSI to the marketplace. Since that time, the Company had received nominal quarterly royalty payments based on limited sales of the newly marketed PSI, instead of quarterly development fees related to this product.

                  In October 1995, the Company and Arrow agreed to modify the terms of the existing Arrow License (the "Modified Arrow License") concerning only those license fees payable to the Company by Arrow for antimicrobially treated multi-lumen central venous catheters. Pursuant to the Modified Arrow License, Arrow paid the Company a one-time royalty of $600,000 for the period August 31, 1995 through September 1, 2000, of which 50% was paid in November 1995 to the University pursuant to the 1987 License Agreement (as hereinafter defined), for a multi-lumen central venous catheter with antiseptic surface (exclusive of silicone Hickman/Broviac type, implantable port or peripherally inserted central venous catheters) in lieu of the periodic royalty currently paid pursuant to the Arrow License. All other terms and conditions of the Arrow License (including Arrow's obligation to make quarterly royalty payments based on sales of PSI units sold, and quarterly development phase payments to the Company for those products Arrow has developed incorporating the Company's antimicrobial technology, once they have received regulatory clearance and have reached the marketplace), except those terms modified by the Patent Settlement Agreement of January 1, 1995, remained in full force and effect. In addition, the Modified Arrow License did not modify or alter the terms of the Patent Settlement Agreement.

                  In fiscal 1997, the Company received periodic royalties and development fees under the Arrow License. In addition, in June 1997 the Company received a $100,000 payment as consideration for the second modification license agreement to the original license agreement of which 50% was paid to the University for its share. In November 1995, the Company received $75,000 from Arrow to help fund the payment of legal costs incurred by the Company in connection with the Patent Interference Proceedings and the Patent Settlement Agreement. Effective April 30, 1998, the Company, by entering into a Settlement and Mutual Release Agreement from the University, substantially terminated all operations and currently remains as a shell corporation seeking an acquisition candidate. In connection with the Settlement and Mutual Release Agreement, the Company executed mutual releases with the University, its sublicences and Becton Dickinson and Company ("Becton Dickinson")

                  Pursuant to the Patent Settlement Agreement, the Arrow License had been amended to a coexclusive grant of a sublicense to Arrow and Becton Dickinson, on a royalty bearing basis, with respect to two applications of the antimicrobial technology for the manufacture, use and sales of IV catheters and peripherally inserted central venous catheters. As amended pursuant to the terms of the Patent Settlement Agreement, this coexclusive sublicense entitled Becton Dickinson to receive additional royalties Arrow has agreed to pay to the Company based on sales of antimicrobially treated central venous catheters. Under the Patent Settlement Agreement, Arrow alone retains the exclusive right to manufacture and sell antimicrobially treated central venous catheters incorporating the antimicrobial technology already sublicensed to Arrow by the Company. Becton Dickinson had also agreed to license to the Company, on a royalty bearing basis, one of its patents with the right to sublicense it to others. The Patent Settlement Agreement allowed the Company the opportunity to continue to seek sublicensees of applications of the antimicrobial technology licensed from the University, other than those applications governed by the terms of the Patent Settlement Agreement.

                  (2) Medical Implants. Pursuant to the terms of a definitive license agreement entered into in May 1992, a leading manufacturer of medical implants had been testing the Company's antimicrobial technology with a range of medical implant products in seven product areas not previously licensed to others. Pursuant to this agreement, the manufacturer was obligated to pay royalties, including minimum annual royalties once commercialized, to the Company based upon units sold within three market segments in product applications incorporating the Company's antimicrobial technology. The Company received non-refundable annual development fees in advance for product applications not yet offered for sale, covering products following the premarket notification procedure or until an investigational device exemption ("IDE") is delivered to the FDA for those products using the premarket approval ("PMA") regulatory procedure. Development fees due for products using the PMA procedure were to resume two years after delivery of the PMA to the FDA until final FDA approval has been obtained. The term of the license agreement was for the life of any issued patent licensed to the manufacturer under the agreement with claims covering one or more of the licensed product applications, unless earlier terminated by the manufacturer in its sole discretion or by the Company due to the manufacturer's failure to cure a default in the fulfillment of its obligations under the agreement. In October 1994, the manufacturer informed the Company that it had received FDA clearance to market one application of the antimicrobial technology to an implanted medical device. The minimum annual royalty for this market segment was equal to the development fee. In October 1995, the manufacturer informed the Company that pursuant to the 510(k) notification procedure, it had received FDA clearance in April 1995 to market two additional implanted medical device products incorporating the Company's antimicrobial technology. With the recently received FDA clearance of these two additional products, the manufacturer advised the Company that it decided to shift its market introduction efforts to these two newly approved medical devices, and is currently working on a protocol for a clinical trial involving six surgical centers. The manufacturer had advised the Company that it had entered the marketplace with respect to one of these products. Based upon the regulatory success to date, the manufacturer had also begun work on some basic product performance models involving another product application incorporating the Company's antimicrobial technology on a limited basis until a product specification is developed and preliminary testing is complete.

                  As part of the Settlement and Mutual Release Agreement the Sublicences between Arrow and the Sublicensee of the Medical Implants were transferred and assigned to the University.

PRODUCT TECHNOLOGIES

                  The Company, until March 1, 1994, focused its extremely limited research and development and commercialization activities on the following medical technologies, which were in varying stages of research and/or development or commercialization and the rights to which have been obtained.

         Pharmaceuticals

          (i) Antimicrobial (Antibacterial) Compounds, Processes and Materials for Reduction of Infection in Vascular Grafts, Surgical and Other Implants and Inhibiting Infectious Diseases



                  The late Dr. Charles L. Fox, Jr., a former Director of the Company and a former member of its Scientific Advisory Board, Dr. Keith Reemtsma, a member of the Company's Scientific Advisory Board, and Dr. Shanta Modak are the inventors of certain antimicrobial processes and materials for reducing infection in vascular grafts, surgical sutures, various surgical or other implants, including heart valves, artificial joints and bones, indwelling catheters, disposable gloves and certain contraceptive devices. The Company held exclusive worldwide commercial licenses, including sublicensing rights, to the patented and patent-pending antimicrobial technology originally developed at the University. The Company had entered into certain licensing agreements, development agreements and letters of intent described above with respect to these processes and materials.

                  Licenses with the University. Pursuant to an agreement executed in January 1985 with the University (of which Dr. Fox was and Drs. Reemtsma and Modak are affiliates), the Company: (a) agreed to fund research and development with respect to the Company's antimicrobial processes and materials in an amount equal to $175,000 per annum for two years; (b) granted a $50,000 fellowship to the University in connection with such research and development program; (c) issued to the University 18,750 shares of Common Stock and (d) agreed to pay a royalty to the University based on the net sales price of any products resulting from the sponsored research, in an amount equal to 50% of the royalty received from sublicensees, if any, or, if there are no sublicensees, a royalty to be determined by an independent fairness opinion from a qualified expert who is mutually acceptable to the University and the Company based in part upon a marketing plan prepared by the Company, payable for the life of any patents issued in connection with such sponsored research. If any invention resulting from such research was not patentable, the royalty would have been payable for ten years at one-half the royalty rate for patentable inventions determined by such opinion. The research term under the agreement was extended on a no-cost basis by the parties until June 1987 and is now completed.

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

                  However, since the Company had been unsuccessful in licensing to third parties two of the issued patents and one patent application of the AIDS-related invention, the Company and the University had agreed, that the Company reassign such patents and patent application to the University. The Company and the University negotiated a settlement of legal fees charged to the Company by the University's patent counsel for the prosecution and maintenance of the two issued patents and the patent application.

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

                  The terms of the third license agreement were the same as in the foregoing licenses with the University, except that the Company and the University was to receive 45% and 55%, respectively, of any sublicensing revenue after the Company had received net revenues from its sublicensees of $3 million. In February 1989, the Company reached an agreement in principle with the University to modify the sublicensing fee-sharing arrangement under the third license of December 1987 to a scaled percentage arrangement, based on net revenues received from sublicensees.

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

                           The Company owed the University $176,605 for its
share of sublicensing and royalty payments the Company had received from its sublicensees. In addition, the University claimed that the Company had an outstanding balance of $5,711 pursuant to the Research Agreement; although, as stated above, in November 1995 the Company paid the University $34,289 representing the amount invoiced by the University for work completed under such Agreement. The Company and the University have negotiated a resolution of this matter.


                  The Company had been billed $661,005 by the University's patent counsel. Included in this amount was approximately $138,445, representing charges in connection with the Company's protection of its intellectual property rights through domestic and foreign patent filings and related matters. Also included in this amount was approximately $108,560, representing charges in connection with the two AIDS-related patents and the patent application for antimicrobially treated condoms which the Company and the University had agreed in principle to reassign to the University, due to the fact that the Company had been unsuccessful in licensing these technologies to third parties. Finally, approximately $414,000 is included in this amount, representing charges in connection with the previously disclosed Patent Interference Proceedings and subsequent Patent Settlement Agreement. Effective April 30, 1998, the Company agreed to pay $70,000 to the University over a one year period and to reassign and transfer back to the University all of its rights, title and interest as the University's licensee to certain proprietary rights, pursuant to certain licenses agreements with the University.


COMPETITION

                  Effective April 30, 1998, the Company, by entering into a Settlement and Mutual Release Agreement from Columbia University, substantially terminated all operations and currently remains as a shell corporation.

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

RESEARCH AND DEVELOPMENT

                  The Company's primary business had been, since its inception, research and development. However, effective March 1, 1994, due to the Company's financial condition, the Company's research and development activities had been discontinued.

MANUFACTURING AND MARKETING

                  The Company does not own any facilities for the manufacture of any of the products that the Company has developed.

GOVERNMENTAL REGULATION

                  All of the technologies involved in the Company's projects involve products which were subject to substantial federal and state regulation. The products must all comply with the requirements of the Federal Food, Drug and Cosmetic Act (the "Act") administered by the FDA, as well as similar laws in certain foreign countries in which the Company's products are sold.

EMPLOYEES

                  Bruce Hausman, Esquire, currently serves as President, Chief Executive Officer and a director.



ITEM 2.           DESCRIPTION OF PROPERTIES

                  In November 1997 the Company vacated its office facilities. Its current mailing address is 7777 Glades Road #211, Boca Raton, FL 33434.

ITEM 3.           LEGAL PROCEEDINGS

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

IDENTIFICATION OF PRINCIPAL MARKET

                  The Company's Common Stock is currently listed on the National Association of Securities Dealers, Inc. ("NASD") OTC Bulletin Board. The Common Stock is traded on the over-the-counter market on the ("Nasdaq"), under the symbol "DLTX" .

                  The following tables set forth the range of high- and low-bid prices for the Company's Common Stock for each quarterly period beginning August 1, 1996 as reported by the NASD OTC Bulletin Board. The following over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.



Fiscal 1997

                                               High            Low
                                               ----            ---
Common Stock

1st Quarter Ended October 31, 1996              .04            .03
2nd Quarter Ended January 31, 1997              .04            .03
3rd Quarter Ended April 30, 1997                .04            .02
4th Quarter Ended July 31, 1997                 .03            .02

Fiscal 1998


Common Stock

1st Quarter Ended October 31, 1997              .14             .125
2nd Quarter Ended January 31, 1998              .125            .08
3rd Quarter Ended April 30, 1998                .125            .07
4th Quarter Ended July 31, 1998                 .09             .04

                  In April 1997, the Company extended the expiration date of its Class A and Class B Warrants. The expiration date of the Company's Class A Warrants was extended to December 31, 1997. The expiration date of the Company's Class B Warrants was extended from April 30, 1997 to December 31, 1997 and both warrants have now expired.



HOLDERS OF COMMON EQUITY

                  The approximate number of holders of record of Common Stock of the Company, as of November 9, 1998, was as follows:

         Class                                         Number of Holders
         -----                                         -----------------
         Common Stock                                         459
         $.01 par value


DIVIDEND HISTORY

                  The Company has not paid or declared any dividends, cash or otherwise, since its inception in 1983. Management of the Company has no intention of paying cash dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

                  The following discussion regarding the Company and its business and operations contains "forward-looking statements" within the meaning of Private Securities Litigation Reform Act 1995. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of the Company over time means that actual events are bearing out as estimated in such forward looking statements.

                  The Company had been principally engaged in research and development activities with the objective of developing and commercializing certain cost-reducing medical device and pharmaceutical technologies. In 1984, the Company successfully completed an initial public offering to raise working capital. Since that time, management of the Company had been working on a number of development projects which involved experimental and unproven technologies. Since March 1, 1994 and continuing to date, research and development efforts have been substantially discontinued, or in most cases put on hold. In fiscal 1998 and 1997, the Company did not have any sales of its technologies or its antimicrobial medical gloves. During this period, the Company received revenues from royalty payments and development fees pursuant to two licenses with sublicensees of applications of the Company's antimicrobial medical technology. Effective April 30, 1998, the Company, by entering into a Settlement and Mutual Release Agreement with Columbia University (a creditor), substantially terminated all operations and currently remains as a shell corporation.

                           The report of the Company's independent auditors on
the Company's financial statements includes an explanatory paragraph which states that the Company's recurring losses and working capital and total stockholders' deficits raise substantial doubt about the Company's ability to continue as a going concern and precludes and has precluded the expression of an opinion on the Company's financial statements as of and for the years ended July 31, 1998 and 1997. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Because of the continued working capital deficit, management's plan in order to continue in operation for the next year is to continue to attempt to raise additional capital. Furthermore, the Company has curtailed expenditures to the extent possible. The Company does not have any commitments to raise additional capital in the future, and there can be no assurance that the Company will be successful in any of its capital-raising efforts or that the Company can avoid liquidation.

                           In May 1997, the Company entered in to a second
license modification agreement with a manufacturer and marketer of catheters and cardiovascular supplies. In connection with the modifications the Company received a one-time, non-refundable, non-creditable fee of $100,000 of which $50,000 was paid to a university. Revenue, as well as the expense for the amounts paid to the university, were recognized ratably over the term of the agreement. In consideration for this fee the Company waived development fees and minimum annual royalties due on products sold by the licensee for the specific products added to the agreement under the second license modification for a period of three years. After three years the licensee shall pay development fees of $2,500 per quarter payable in advance during the development phase. After such time as a sale is made the licensee shall pay a running royalty as defined by the agreement, and at a minimum $2,500 payable quarterly in advance.

                           Effective April 30, 1998, the Company, by entering
into a Settlement and Mutual Release Agreement with Columbia University , the Company reassigned and transferred back to Columbia University all of the above mentioned licensee agreements.

                           The discussion below should be reviewed together with
the Company's Financial Statements and the Notes thereto.


RESULTS OF OPERATIONS

                  For the years ended July 31, 1998 and 1997, the Company's principal sources of revenue have consisted of license fees, royalties, sale of patents and grants. The Company plans to attempt to raise additional capital to fund operations in fiscal 1999.

                  During the fiscal years ended July 31, 1998 and 1997 revenues from license fees and royalties were $270,138 and $317,711, respectively. All of the Company's revenues in fiscal years 1998 and 1997 were derived from license fees and royalties received from its two sublicensees.

                  Operating expenses for the year ended July 31, 1998 and 1997 consisted principally of general and administrative expenses. General and administrative expenses in the fiscal years ended July 31, 1998 and 1997 were $265,969 and $370,289, respectively. General and administrative expenses have decreased by $104,320 from 1997 to 1998 due to continuing inactivity of the Company. The Company expects this trend to continue thru 1999.

                           The Company realized an extraordinary gain of
$871,760 for the year ended July 31, 1998 from the Settlement and Mutual Release Agreement entered into with Columbia University. The gain reflected the release of certain obligations that had accrued to Columbia University and their legal counsel related to certain licensing agreements.

                           The Company had net income of $877,929 for the year
ended July 31, 1998 compared to a net loss of $2,232 for the fiscal year ended July 31, 1997, a significant increase due to the extraordinary gain realized from the settlement agreement entered into with Columbia University.


LIQUIDITY AND CAPITAL RESOURCES

                  At July 31, 1998, the Company had cash and cash equivalents of approximately $22,495, representing a decrease of approximately $1,000 over the July 31, 1997 balance of cash and cash equivalents. During the year ended July 31, 1998, the Company used net cash for operations of $40,627 during 1998 as compared to $26,404 in 1997. This change in cash flows from operations was primarily due to a net reduction in advance royalty payments. In addition, the Company had a working capital deficit of $186,625 as of July 31, 1998.

         Management has continued to curtail expenditures in many areas, including discretionary expenditures, in order to stay in business and to focus the Company's extremely limited resources in what it believes are the most promising areas of the Company's business in the near term. However, there can be no assurance that the Company will have sufficient funds to carry out these plans or to remain in business. In addition, further cost saving measures may be impossible and cost savings measures may have an adverse effect on the Company's future operations. If the Company is unsuccessful in raising additional capital during fiscal year 1999, the Company may be unable to continue as a going concern, even with further cost-cutting measures. To meet its long-term liquidity requirements, the Company must also generate sufficient income through operations or obtain additional financing as required, as to which there can be no assurance. However, there can be no assurance that the Company will be successful in meeting its immediate or long-term liquidity requirements or that the Company can continue as a going-concern.


ITEM 7.  FINANCIAL STATEMENTS

         The financial statements required to be filed pursuant to this Item 8 are appended to this Report on Form 10-KSB. A list of the financial statements filed herewith is found at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.



                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                  The following table sets forth certain information with respect to each of the present directors and executive officers of the Company.

Name                           Age     Since   Position with the Company
----                           ---     -----   -------------------------
Louis R.M. Del Guercio, M.D.    69     1983    Chairman of Board, Director,
                                               Member of Executive Committee

C. Lawrence Rutstein            54     1997    Director

Herbert J. Mitschele, Jr.       69     1983    Secretary, Treasurer, Chief
                                               Financial Officer, Director,
                                               Member of Executive  Committee

Bruce Hausman, Esq.             68     1993    President, Chief Executive
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

                  C.Lawrence Rutstein - Mr. Rutstein joined the Company's Board of Directors in December 1997. Between May 1997 and June 1998 Mr. Rutstein had served as Chairman, CEO and president of Regenesis Holdings Corporation (RGNS). Since 1995 he also served as president of CapQuest Partners, Inc. a company which has made several investments in emerging software companies. A Harvard Law School graduate, Mr. Rutstein has practiced corporate, banking and securities law in Philadelphia, Pennsylvania. Mr. Rutstein previously served as Chief Counsel to the Pennsylvania Department of Banking from 1971 to 1972, and served as Resident Counsel to a major Philadelphia bank. From 1989 to 1991 he served as Chairman of the Board of Cedar Group, Inc., a Nasdaq listed importer and distributor of fasteners. From 1992 until 1994 he was a General Partner of the Memphis Chicks AA baseball club and during 1995 he was chairman of the Rittenhouse Group, Inc., a private consulting company. Mr. Rutstein currently serves on the board of directors of Packquistion Corp. and Future Graph, Inc., privately held companies and Coventry Industries Corp., a NASDAQ smallcap company.

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

                  Bruce Hausman, Esq. - On May 18, 1995, the Board of Directors of the Company appointed Bruce Hausman, Esq., a director and member of the Executive Committee since December 1993, to serve as President and Chief Executive Officer. Mr. Hausman served as Principal Executive Officer for Belding Heminway Company, Inc., a textile manufacturer and distributor from May 1992 to July 1993. He was Senior Vice President of Belding Heminway Company, Inc. from February 1988 to May 1992. He had served as a director of Plastigone Technologies, Inc., a biodegradable plastics manufacturing company, from August 1992 until September 1997, and was a director of Circa Pharmaceuticals Inc. from June 1990 until July 13, 1995, when Circa merged with Watson Pharmaceuticals, Inc. Mr. Hausman also serves as an honorary trustee of Beth Israel Medical Center in New York and an honorary trustee of the Schnurmacher Nursing Home, a division of Beth Israel Medical Center, and was formerly chairman of its quality assurance committee. Mr. Hausman received his Bachelor of Arts in Economics from Brown University in 1951, his Master of Science from the School of Business of the University with a major in Management and Marketing in 1952 and his Juris Doctor from New York Law School in 1979.

COMMITTEES OF THE BOARD

                  All members of the Company's Board of Directors serve on the Executive Committee. The Executive Committee, which has the plenary powers of the full Board of Directors, held executive sessions during certain meetings of the Board of Directors in fiscal 1998.

ITEM 10.          EXECUTIVE COMPENSATION

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

                                                                                       Long Term Compensation
                                      Annual Compensation                            Awards              Payouts

    Name and                                                        Other Annual                        All Other
Principal Position                Year   Salary ($)   Bonus($)     Compensation($)    Options (#)      Compensation
($)(1)
                                  1998       --         --              --                 --              --
                                  1997       --         --              --             250,000(2)          --
Bruce Hausman                     1996       --         --              --                 --              --
President, Chief Executive
Officer, Director and
Member of the Executive
Committee


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

         Compensation of Directors

                  Non-salaried members of the Board of Directors are normally entitled to receive a fee of $2,000 per year. The annual fee includes compensation for attendance in person of up to four Board of Directors meetings in any fiscal year, plus $500 for attending in person any Board of Directors meetings in excess of four such meetings in any one fiscal year. During the fiscal year ended July 31, 1998, no annual fees for service on the Board of Directors were paid to any Director, regardless of eligibility to receive such fees. Non-salaried Directors also are entitled to receive $300 for attendance at each meeting of a Committee of the Board of Directors. On January 25, 1989, all members of the Executive Committee eligible to receive compensation for attendance at Executive Committee meetings agreed to waive all fees for attendance at such meetings. Such waiver of fees for attendance has continued to date. For a discussion of certain compensation paid to certain Directors see "Other Arrangements."

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                  The following table sets forth certain information, as of November 9, 1998 with respect to holdings of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the total number of shares of Common Stock outstanding as of such date. Each beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name in the following table, except as otherwise disclosed in the footnotes to the table or in the paragraph following the table:


                                           Amount and
                                            Nature of           Percentage of
Name and Address                           Beneficial            Outstanding
of Beneficial Owner                        Ownership(1)             Shares

James O. Leonard
18 Kings Lane
St. Simons Island, Georgia  31522           808,300                9.36%

Louis R.M. Del Guercio, M.D.
14 Pryer Lane
Larchmont, New York  10538                  734,300                8.51%

W. David and Venus Anthony
20 Kristen Court
Towaco, New Jersey 07082                  1,072,500               12.42%(2)

Herbert J. Mitschele, Jr.
141 Daly Road
Far Hills, New Jersey 07931                 458,400(3)             5.31%

(1)  Reflects sole voting and investment power unless otherwise indicated.

(2) The amount and nature of beneficial ownership is based on information contained in a Schedule 13D filed by Mr. Anthony, a copy of which was received by the Company on September 8, 1993, and information received orally from Mr. Anthony on November 13, 1996.

(3) Includes 66,400 shares of Common Stock beneficially owned by Robert J. Baer, Inc., of which Mr. Mitschele is a control person, and 4,000 shares of Common Stock beneficially owned jointly by Mr. Mitschele and his wife. The above table does not include: an aggregate of 6,000 shares of Common Stock beneficially owned by trusts of which Mr. Mitschele's daughters are the beneficiaries and his wife is the trustee. Mr. Mitschele disclaims beneficial ownership of such shares held in trust.



SECURITY OWNERSHIP OF MANAGEMENT

                  The following table sets forth, as of November 9, 1998, the number of shares of Common Stock of the Company beneficially owned by each current director and by all current directors and officers as a group.

                                         Number of
                                      outstanding shares
                                       of Common Stock        Percentage of
                                        beneficially           outstanding
Name                           Age       owned (1)               Shares
Louis R.M. Del Guercio, M.D.   69        734,300                  8.51%
Herbert J. Mitschele, Jr.      69        458,400(2)               5.31%
Bruce Hausman, Esq.            68        505,000(3)               5.85%

All Directors and Executive            1,687,700(1)(2)(3)        19.55%
  Officers as a group(3)
  (4 persons)

- ------

1. Sole voting and investment power unless otherwise indicated.

2. Includes 66,400 shares of Common Stock beneficially owned by Robert J. Baer, Inc. of which Mr. Mitschele is a control person, and 4,000 shares of Common Stock, beneficially owned jointly by Mr. Mitschele and his wife. Does not include an aggregate of 6,000 shares of Common Stock beneficially owned by trusts of which Mr. Mitschele's daughters are the beneficiaries and his wife is the trustee. Mr. Mitschele disclaims beneficial ownership of such shares held in trust.

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


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT AND OTHERS

                  The Company had purchased a number of patents and related know-how and rights to products from officers and directors of the Company and may be required to make royalty payments as further described below. Since the development of the products using such patents and rights is still uncertain, the Company does not know the value of such agreements. All efforts to market or develop has been discontinued.

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

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

Reports of the Company on Form 8-K for the fiscal quarter ended July 31, 1998

                  On July 20, 1998 the Company filed a Form 8-K to discuss the Settlement and Mutual Release Agreement with the Trustees of Columbia University.

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


Dated:  November 11, 1998





               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                              Title                        Date


/s/ Dr. Louis R.M. Del Guercio      Director, Chairman        November 11, 1998
---------------------------------    Board of Directors
Dr. Louis R.M. Del Guercio


/s/ Bruce Hausman, Esq.             President, Chief          November 11, 1998
---------------------------------    Executive Officer
Bruce Hausman, Esq.


/s/ C. Lawrence Rutstein            Director,                 November 11, 1998
---------------------------------
C. Lawrence Rutstein


/s/Herbert J. Mitschele, Jr.        Director, Secretary,      November 11, 1998
----------------------------------    Treasurer, Chief
Herbert J. Mitschele, Jr.             Financial Officer

                          DALTEX MEDICAL SCIENCES, INC.


                                TABLE OF CONTENTS




REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS          F-1


FINANCIAL STATEMENTS:

Balance Sheets at July 31, 1998 and 1997                    F-2

Statements of Operations                                    F-3
Years ended July 31, 1998 and 1997

Statements of Stockholders' Deficit                         F-4
Years ended July 31, 1998 and 1997

Statements of Cash Flows                                    F-5
Years ended July 31, 1998 and 1997

Notes to Financial Statements                               F-6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Daltex Medical Sciences, Inc.

We have audited the balance sheet of Daltex Medical Sciences, Inc. as of July 31, 1998 and 1997 and the related statements of operations, stockholders deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to report on these financial statements based on the results of our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Daltex Medical Sciences, Inc. as of July 31, 1998 and 1997 and the results of operations and its cash flows for the years ended July 31, 1998 and 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Daltex Medical Sciences, Inc. will continue as a going concern. As discussed in note 2 to the financial statements, the Company has suffered recurring losses from operations and has working capital and total stockholders' deficiencies at July 31, 1998 and 1997. Furthermore, at July 31, 1998 and 1997 the Company could not demonstrate that it had sufficient liquidity to meet its routine operating costs for the next year. These circumstances raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                         /s/ Margolies, Fink and Wichrowski

Pompano Beach, Florida
October 15, 1998

                          DALTEX MEDICAL SCIENCES, INC.
                                 BALANCE SHEETS
                             JULY 31, 1998 AND 1997


ASSETS
                                                         1998           1997
                                                     -----------    -----------
Current assets:
  Cash and cash equivalents (Note 1)                 $    22,495    $    23,522
  Accounts receivable - other                             19,895
  Prepaid royalty                                           --           85,000
                                                     -----------    -----------

          Total current assets                            22,495        128,417
                                                     -----------    -----------

Office equipment (net of accumulated
 depreciation) (Notes 1 and 3)                              --             --

Patents, net of accumulated amortization                    --             --
Prepaid royalty                                             --          143,750
Other assets                                                --            3,375
                                                     -----------    -----------

                                                     $    22,495    $   275,542
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Note payable (Note 5)                              $    70,000    $
  Accounts payable and accrued expenses (Note 6)          99,520        882,596
  Loans payable (Note 7)                                  39,600
  Advanced royalty payments                                 --          170,000
                                                     -----------    -----------

          Total current liabilities                      209,120      1,052,596
                                                     -----------    -----------

Advanced royalty payments                                   --          287,500
                                                                    -----------

Stockholders' deficit (Note 8)
  Preferred stock, $1 par value,
     authorized 1,000,000 shares, 0 shares issued           --             --
  Common stock, $.01 par value;
    authorized 20,000,000 shares; 8,632,699,
    shares issued and outstanding                         86,327         86,327
  Additional paid-in capital                           6,816,369      6,816,369
  Retained deficit                                    (7,089,321)    (7,967,250)
                                                     -----------    -----------

          Total stockholders' deficit                   (186,625)    (1,064,554)
                                                     -----------    -----------

                                                     $    22,495    $   275,542
                                                     ===========    ===========




                          The accompanying notes are an
                   integral part of these financial statements

                          DALTEX MEDICAL SCIENCES, INC.
                            STATEMENTS OF OPERATIONS
                       YEARS ENDED JULY 31, 1998, AND 1997



                                                          1998          1997
                                                      -----------   -----------
Revenues:
  License fees, grants and royalties                  $   270,138   $   317,711
  Interest and other income                                 2,000        50,346
                                                      -----------   -----------

                                                          272,138       368,057
                                                      -----------   -----------
Expenses:
  General and administrative expenses                     265,969       370,289
                                                      -----------   -----------

Income from operations before extraordinary item            6,169        (2,232)

Extraordinary item:
  Gain on settlement and mutual release agreement
    of debt (net of income taxes of $348,200 and
    utilization of net operating loss carryforward)       871,760          --
                                                      -----------   -----------

Net income (loss)                                     $   877,929   $    (2,232)
                                                      ===========   ===========

Net income (loss) per share information: (Note 1)

  Basic:
    Net income (loss) before extraordinary item       $       .00   $      (.00)
                                                      ===========   ===========

    Extraordinary item                                $       .10   $      (.00)
                                                      ===========   ===========

    Net income (loss) per share                       $       .10   $      (.00)
                                                      ===========   ===========

    Weighted average number of common shares            8,633,000     8,633,000
                                                      ===========   ===========

Diluted:
    Net income loss before extraordinary item         $       .00   $      (.00)
                                                      ===========   ===========

    Extraordinary item                                $       .10   $      (.00)
                                                      ===========   ===========

    Net income (loss) per share                       $       .10   $      (.00)
                                                      ===========   ===========

    Weighted average number of common shares            8,633,000     8,633,000
                                                      ===========   ===========








                          The accompanying notes are an
                   integral part of these financial statements

                          DALTEX MEDICAL SCIENCES, INC.
                       STATEMENTS OF STOCKHOLDERS DEFICIT
                       YEARS ENDED JULY 31, 1998, AND 1997



                                     Common            Stock          Additional
                                   Number of            Par            paid-in           Retained
                                     Shares            value           capital           deficit            Total

Balance, July 31, 1996                8,632,699     $      86,327     $  6,816,369      $ (7,965,018)     $ (1,062,322)

Net loss year ended,
    July 31, 1997
                                             -                 -                -             (2,232)           (2,232)
                                      ---------     -------------     ------------      ------------      ------------

Balance, July 31, 1997                8,632,699            86,327        6,816,369        (7,967,250)       (1,064,554)

Net income year ended,
    July 31, 1998                             -                 -                -           877,929           877,929
                                      ---------     -------------     ------------      ------------      ------------

Balance, July 31, 1998                8,632,699     $      86,327     $  6,816,369      $ (7,089,321)     $   (186,625)
                                      =========     =============     ============      ============      ============






























                          The accompanying notes are an
                   integral part of these financial statements

                          DALTEX MEDICAL SCIENCES, INC.
                            STATEMENTS OF CASH FLOWS
                       YEARS ENDED JULY 31, 1998 AND 1997



                                                            1998         1997
                                                       ---------    ---------
Cash flows from operating activities:
    Net income (loss)                                  $ 877,929    $  (2,232)

Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
  Gain on settlement and mutual                         (871,760)
Changes in assets and liabilities:
  Accounts receivable                                                  (4,576)
  Prepaid royalty                                                      16,250
  Accounts payable accrued expenses                      (46,796)      (3,346)
  Advance royalty payments                                   --       (32,500)
                                                       ---------    ---------

Net cash used in operations:                             (40,627)     (26,404)
                                                       ---------    ---------

Cash flows provided by financing activities:
  Increase in other liabilities                           39,600           --
                                                                    ---------

Net cash provided by financing activities                 39,600           --
                                                                    ---------

Net decrease in cash and cash equivalents                 (1,027)     (26,404)

Cash and cash equivalents, beginning of  period           23,522       49,926
                                                       ---------    ---------

Cash and cash equivalents, end of period               $  22,495    $  23,522
                                                       =========    =========


Supplemental disclosure of non-cash
 investing and financing activities:
Gain on settlement and mutual
  release agreement of debt                            $ 871,760    $      --
                                                       =========    =========













                          The accompanying notes are an
                   integral part of these financial statements

                          DALTEX MEDICAL SCIENCES, INC.
                          Notes to Financial Statements


1.       Summary of Significant Accounting Policies

(a)      Organization

Daltex Medical Sciences, Inc. (the "Company") was organized under the laws of the State of Delaware on July 28, 1983, primarily to engage in research and development activities with the objective of developing and commercializing certain cost-reducing medical device and pharmaceutical technologies.

Since inception, the Company has been engaged in organizational activities, including recruitment of officers, employees and members of its Scientific Advisory Board ("SAB"); research and development of medical device and pharmaceutical products, including the testing of prototypes; securing or attempting to secure rights to medical device and pharmaceutical product technologies; licensing, selling and attempting to license certain technologies to domestic and foreign companies; and marketing or attempting to market certain antimicrobial device technology. From inception through July 31, 1997 the Company was a development stage enterprise.

Effective April 30, 1998, the Company, by entering into a settlement and mutual release agreement with Columbia University (a creditor), substantially terminated all operations and currently remains as a shell corporation.

(b)      Office Equipment

Office equipment was stated at cost. As of July 31, 1998, all such equipment has been fully depreciated and amortized. Depreciation and amortization of office equipment was computed using the straight-line method over the estimated useful lives of the respective assets or over the shorter of the lease term or estimated useful life. Maintenance and repairs were charged to operations as incurred, while renewals and improvements are capitalized.

(c)      Cash and Cash Equivalents

The Company considers securities with maturities of three months or less, when purchased, to be cash equivalents. The carrying amount approximates fair value due to the short-term nature of these instruments.

(d)      Financial Instruments

The carrying values of the Company's financial instruments at July 31, 1998 approximate their estimated fair values.

                          DALTEX MEDICAL SCIENCES, INC.
                          Notes to Financial Statements


1.       Summary of Significant Accounting Policies, cont.


(e)      Net Loss Per Common Share

In 1998, the Company adopted SFAS No. 128, ("Earnings Per Share"), which requires the reporting of both basic and diluted earnings per share. Basic net loss per share is determined by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock, as long as the effect of their inclusion is not anti-dilutive.

(f)      Revenue Recognition

Contract revenue under license agreements have been recognized as earned in accordance with the terms of the related agreements. Payments due under research grants are recognized as revenue as the related research expenses are incurred and in accordance with the specific terms of the respective grants. Payments received in advance of performance under license agreements and research grants have been deferred and recognized as revenue when earned.

(g)      Research and Development Costs

All research and development costs have been expensed as incurred.

(h)      Patents

Patent costs were amortized over a maximum of 17 years or the remaining useful life, whichever was shorter. The patents were fully amortized at July 31, 1997.

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

                          DALTEX MEDICAL SCIENCES, INC.
                          Notes to Financial Statements


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


2.       Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company has accumulated a deficit as of July 31, 1998 of $7,089,321. As of July 31, 1998 and 1997, the Company has $22,495 and $23,522, respectively, in cash and cash equivalents, working capital deficits of $186,625 and $924,179, respectively, and total stockholders' deficiencies of $186,625 and $1,064,554, respectively. The limited current cash balances and significant financial obligations raise substantial doubt that the Company will be able to meet its routine operating costs for all of fiscal 1999. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Management's plan in order to continue for the next year is to actively explore a number of ways of raising additional capital, including loans, equity offerings, private placements, mergers with revenues producing entities, and a sale of the Company's common stock or assets. To date, the Company has received no commitments for a sale or merger of the Company, and there can be no assurance that the Company's attempt to sell or merge the Company to raise additional capital will be successful.

                          DALTEX MEDICAL SCIENCES, INC.
                          Notes to Financial Statements


3.       Office Equipment

Office equipment at July 31, 1998 and 1997 consists of the following:

                                                      1998             1997
                                                      ----             ----

           Office and laboratory equipment         $                $   28,658
           Furniture and fixtures                        --             27,667
                                                   --------         ----------

                                                                        56,325

             Less accumulated depreciation               --            (56,325)
                                                   --------         ----------

                                                   $     --         $       --
                                                   ========         ==========

The Company sold its office furniture and fixtures for $2,000 in conjunction with vacating its corporate headquarters in November 1997, and has abandoned any remaining laboratory equipment.

4.       Accounts receivable - other

Other receivables at July 31, 1997 include certain license payments due the Company at fiscal year end, and payment was received during 1998.


5.       Notes payable

In connection with the Company entering into a settlement and mutual release agreement with Columbia University (a creditor), the Company agreed to pay $15,000 plus sign a non-interest bearing note in the amount of $55,000. The note requires monthly payments of $5,000 per month beginning August 31, 1998.


6.       Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

                                                            1998             1997
                                                            ----             ----
        Accounts payable and accrued expenses - trade    $   39,520       $    44,986
        Accounts due Columbia and counsel                                     837,610
        Accrued compensation to officer                      60,000                --
                                                         ----------       -----------

                                                         $   99,520       $   882,596
                                                         ==========       ===========


                          DALTEX MEDICAL SCIENCES, INC.
                          Notes to Financial Statements



7.       Loans payable

During the year ended July 31, 1998, the Company borrowed $39,600, from unrelated third parties on an unsecured basis. From the amount borrowed $17,100 accrues interest at 8%, and was repaid in September 1998, $22,500 is non-interest bearing, and will be used to acquire common and preferred stock of the Company in the subsequent period. (see note 14)

8.       Capital Stock

At July 31, 1998 and 1997, the Company's authorized capital stock consisted of 1,000,000 shares of Preferred Stock, par value $1.00 per share (none of which has been issued), and 20,000,000 shares of common stock, par value $.01 per share. The holders of the Preferred Stock would have voting rights, dividend rights and conversion rights as authorized by the Board of Directors (the Board) upon issuance of such Preferred Stock..

On March 6, 1996, the Board agreed to issue a law firm 50,000 shares of Common Stock in recognition of valued cooperation over the past several years. Such shares were not issued as of July 31, 1998.

At July 31, 1998, 915,500 shares of the Company's common stock is reserved as potentially issuable under the Company's stock option plan.


9.       Stock Options

At July 31, 1998 the Company only has nonqualified stock options outstanding. The option price when issued generally at fair market value is established by a committee appointed by the Board of Directors. Under the Plan, no options may be exercisable after ten years from the date of grant. Common shares under option for the year ended July 31, 1998 are summarized as follows:

                                                     Nonqualified Options
                                                     --------------------
                                                Shares          Wtd. Ave. Price
                                                ------          ---------------

Outstanding at July 31, 1996                   1,415,500           .11
  Granted
  Exercised
                                                       -

Outstanding at July 31, 1997                   1,415,500           .11
  Granted
  Exercised
  Expired                                       (500,000)          .08
                                             -----------

Outstanding at July 31, 1998                     915,500           .12
                                             ===========

                          DALTEX MEDICAL SCIENCES, INC.
                          Notes to Financial Statements



9.       Stock Options (continued)

The following table summarizes information about all of the stock options outstanding at July 31, 1998:

                        Exercise                              Weighted average
                         price                Shares           remaining life
                         -----                ------           --------------
                         $  .01               305,000              3.77
                            .03               500,000              9.42
                            .06                10,000              5.42
                            .15                20,000               .83
                            .67                80,500              1.44


10.      Income Taxes

The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets as of July 31, 1998 and 1997 are presented as follows:

       Deferred tax assets:                        1998           1997
                                                   ----           ----
       Net operating loss carryforwards        $ 2,399,000     $ 2,566,000
       Research and development tax credits         65,000          65,000
       Noncash compensation charges                156,000         156,000
       Other                                        46,000          46,000
       Advanced royalty payments                                   183,000
                                               -----------     -----------
                                                         -

       Total deferred tax asset                  2,666,000       3,016,000

       Valuation allowance                      (2,666,000)     (3,016,000)
                                               -----------     -----------

         Net deferred tax asset                $        --     $        --
                                               -----------     -----------


The valuation allowance above has been applied to offset the deferred tax assets to recognize the uncertainty of realizing such tax benefits.

At July 31, 1998, the Company has available net operating loss carryforwards of approximately $6,114,000 and $2,416,000 for federal and state income tax reporting purposes, respectively, which are available to offset future Federal and state taxable income, if any. The Company also has research and development tax credit carryforwards of $65,000 for Federal income tax reporting purposes which are available to reduce Federal income taxes, if any. These carryforwards expire beginning in 1999. The Company made no payments of federal or state income taxes during the years ended July 31, 1998 and 1997.

                          DALTEX MEDICAL SCIENCES, INC.
                          Notes to Financial Statements



10.      Income Taxes (continued)

Reconciliation of the Company's provision (benefit) for income taxes to the federal statutory rate is as follows:


                                                           Year ended               Year ended
                                                         July 31, 1998             July 31, 1997
                                                         -------------             -------------
           Statutory rate applied to income
              before income taxes                     $ 271,000     34.0%      $       --      .0%
           State income tax                              79,000      5.0%              --      .0%
           Utilization of net operating loss           (350,000)   (39.0)%             --      --
                                                      ---------   -----        ----------   -----
                                                      $                0%      $       --      .0%
                                                      =========   ======       ==========   =====


11.      License Agreement and Research Grants

In March 1991, the Company entered into a definitive license agreement whereby a leading manufacturer and marketer of catheters and cardiovascular supplies was obligated to pay royalties, including minimum annual royalties, to the Company based upon units sold in several product applications which incorporate the Company's antimicrobial technology. Furthermore, in connection with a patent dispute which was settled in 1995, certain additional royalties were remitted to the Company which, in turn, it remitted to Columbia University pursuant to an exclusive license agreement. On October 27, 1995, the Company modified the original license agreement and received a $600,000 payment as advanced royalties for the period from August 31, 1995 through September 1, 2000, of which 50% was immediately payable to a Columbia University (see note 12).

Revenue, as well as the expense for the amounts paid to the Columbia University, have been recognized ratably over the term of the agreement; such amounts totaled $127,500 and $120,000, and $63,750 and $110,000, respectively, for the years ended July 31, 1998 and 1997. In February 1997 the Company received $50,000 from a manufacturer to cover legal and administrative expenses associated with a second license modification. In November 1995 the Company received $75,000 from a manufacturer to help fund the payment of legal costs incurred by the Company in connection with certain patent interference proceedings. This amount is included in other income for the year ended July 31, 1997.

                          DALTEX MEDICAL SCIENCES, INC.
                          Notes to Financial Statements



11.      License Agreement and Research Grants (continued)

In May 1997, the Company entered in to a second license modification agreement with a manufacturer and marketer of catheters and cardiovascular supplies. In connection with the modifications the Company received a one-time, non-refundable, non-creditable fee of $100,000, of which $50,000 was paid to Columbia University. Revenue, as well as the expense for the amounts paid to the Columbia University, were recognized ratably over the term of the agreement. In consideration for this fee, the Company waived development fees and minimum annual royalties due on products sold by the licensee for the specific products added to the agreement under the second license modification for a period of three years. After three years the licensee shall pay development fees of $2,500 per quarter, payable in advance, during the development phase. After such time as a sale is made the licensee shall pay a running royalty as defined by the agreement, and at a minimum $2,500 payable quarterly in advance.

In connection with a Settlement and Mutual Release Agreement entered into by the Company with the Trustees of Columbia University, the Company reassigned and transferred back to Columbia University all of the above mentioned licensee agreements (see note 12).


12.      Commitments and Contingencies

The Company had been granted exclusive worldwide commercial licenses to any results from the sponsored research with Columbia University. In connection therewith, the Company was to share gross revenue on a 50-50 basis with Columbia University if the Company elects to sublicense the manufacture of products developed from such research and development. In the event that the Company elected to manufacture and sell the product itself, royalty payments would have been made. At April 30, 1998, approximately $837,610 was owed to the Columbia University and its legal counsel relative to the licenses, and had been included in accounts payable and accrued expenses.

In November 1995, payment was made to the university of the remaining $34,289 of research amounts and $300,000 representing its share of the advanced royalty payment (see note 11). The Company has been billed $661,005 by the university's patent counsel for its professional services provided as of July 31, 1997, although the Company is currently disputing a significant portion of these legal fees, they have been included in accounts payable and accrued expenses at July 31, 1997.

Pursuant to the existing license arrangements with the Columbia University for the antimicrobial technology, an agreement in principle also contained the negotiated percentage royalty scheduled to be paid by the Company to Columbia University at rates ranging from 2.5% to 5.5% depending upon aggregate net annual sales levels of antimicrobial surgical gloves. The agreement, in principle, also provides that the royalty rates for antimicrobial examination gloves shall be two-thirds of the scheduled rates for the antimicrobial surgical gloves.

                          DALTEX MEDICAL SCIENCES, INC.
                          Notes to Financial Statements



12.      Commitments and Contingencies ( continued)

Effective April 30, 1998 the Company entered into a Settlement and Mutual Release Agreement with the Trustees of Columbia University, whereby the Company reassigned and transferred back to Columbia all of its rights, title and interest as Columbia's licensee to certain proprietary rights, pursuant to certain licenses agreements with Columbia.

In conjunction with the Settlement and Mutual Release Agreement the Company has recorded a net gain of $871,760 which is computed as follows:

           Release of liability from Columbia University
              and their legal counsel, less $70,000 note           $  767,610
           Acceleration of amortization of prepaid royalties          165,000
           Officers compensation                                      (60,000)
           Net release of other related assets and liabilities           (850)
                                                                   ----------
                                                                   $  871,760
                                                                   ==========


13.      Lease

The Company vacated its corporate offices in November 1997. Rent expense incurred by the Company was $ 5,558 and $22,230 for the years ended July 31, 1998 and 1997, respectively.


14.      Subsequent events

On September 4, 1998 the Company agreed in principal to sell 10,000,000 shares of its common stock, and 80,000 shares of its preferred stock for $10,000 and $80,000 respectively, to an investor group. The 80,000 shares of preferred stock will be convertible into 80,000,000 shares of common stock. As of the date of this report the shares have not yet been issued.