Form 10QSB
period 1998-10-31
DALTEX MEDICAL SCIENCES INC
filed 1998-12-15
CIK 742686

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 12b-25

                           NOTIFICATION OF LATE FILING
[ ] Form 10-KSB [ ] Form 20-F [ ] Form 11-K [x] Form 10-QSB [ ] Form N-SAR

For Period Ended:    October 31, 1998
                 -------------------------------------------------------------


                 [  ]     Transition Report on Form 10-K
                 [  ]     Transition Report on Form 20-F
                 [  ]     Transition Report on Form 11-K
                 [  ]     Transition Report on Form 10-Q
                 [  ]     Transition Report on Form N-SAR
                 For the Transition Period Ended:____________________________

 READ INSTRUCTION (ON BACK PAGE) BEFORE PREPARING FORM.  PLEASE PRINT OR TYPE

     Nothing in the form shall be construed to imply that the Commission has verified any information contained herein.
-------------------------------------------------------------------------------
  If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:
-------------------------------------------------------------------------------

PART I - REGISTRANT INFORMATION


-------------------------------------------------------------------------------
Full Name of Registrant

DALTEX MEDICAL SCIENCES, INC.
-------------------------------------------------------------------------------
Former Name if Applicable

7777 Glades Road, Suite 211
-------------------------------------------------------------------------------
Address of Principal Executive Office (STREET AND NUMBER)

Boca Raton, Fl 33434
-------------------------------------------------------------------------------
City, State and Zip Code

PART II - RULES 12b-25(b) and (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

  X     (a)      The reasons described in reasonable detail in Part III of this
 ---             form could not be eliminated without unreasonable effort or expense;

  X     (b)      The subject annual report, semi-annual report, transition
 ---             report on Form 10-K, Form 20-F, 11-K, Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report of transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

        (c)      The accountant's statement or other  exhibit  required  by Rule
 ---             12b-25(c) has been attached if applicable.

PART III - NARRATIVE

State below in reasonable detail the reasons why the Form 10-K, 11-K, 10-Q, N-SAR, or the transition report or portion thereof, could not be filed with the prescribed time period. (Attach Extra Sheets if Needed)

The issuer requires additional time to complete its financial statements.

PART IV - OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification

             Bruce Hausman                561                 994-0511
         --------------------------     -----------        ------------------
                  (Name)                (Area Code)        (Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such reports been filed? If answer is no identify report(s). _X_ Yes __ No

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof? __ Yes - X- No

         If  so,  attach  an  explanation  of  the  anticipated   change,   both
         narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made:


                          DALTEX MEDICAL SCIENCES, INC.
             ------------------------------------------------------
                  (Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.


Date: December 15, 1998               By /s/ Bruce Hausman
                                       ----------------------------------------
                                            Bruce Hausman
                                            President & CEO