Form 10QSB
period 1998-10-31
DALTEX MEDICAL SCIENCES INC
filed 1998-12-18
CIK 742686

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
      (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1998

                                       OR

      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____ to ______

      Commission file number 0-14026

                          Daltex Medical Sciences, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Florida
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   13-3174562
                        ---------------------------------
                        (IRS Employer Identification No.)

                7777 Glades Road, Suite 211, Boca Raton, FL 33434
               ---------------------------------------------------
                    (Address of principal executive offices)

                                  561-470-6005
                           ---------------------------
                           (Issuer's telephone number)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes (x) No ( ).

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 15, 1998 the registrant had issued and outstanding 8,632,699 shares of common stock.

      Transitional Small Business Disclosure Format (check one);

      Yes ( ) No (x)

                          DALTEX MEDICAL SCIENCES, INC.

                                      INDEX

                                                                           Page

     PART  1 -    FINANCIAL INFORMATION

     Item 1 -     Financial Statements


                  (a)  Condensed  balance  sheets as of October 31, 1998
                       (Unaudited) and July 31, 1998.                          2

                  (b)  Condensed statements of operations for the three
                       months ended October 31, 1998 (Unaudited) and
                       October 31, 1997 (Unaudited)                            3

                  (c)  Condensed statements of cash flows for the
                       three months ended October 31, 1998 (Unaudited) and
                       October 31, 1997 (Unaudited),                           4

                  (d)  Notes to condensed financial statements
                       (Unaudited)                                             5

     Item 2 -    Management's Discussion and Analysis or Plan of
                 Operation                                                 6 - 8


     PART II -    OTHER INFORMATION

     Item 5 -     Other Information                                            9

     Item 6 -     Exhibits and Reports on Form 8-K                             9

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements




                                   [TO COME]

                          DALTEX MEDICAL SCIENCES, INC.
                                 BALANCE SHEETS

                                                                               October 31,                 July 31,
                                                                                  1998                       1998
                                                                          -------------------        -------------------
                                                                              (unaudited)                     *
ASSETS
------

Current assets
  Cash and cash equivalents                                             $             15,160       $             22,495

                                                                          -------------------        -------------------

    Total current assets                                                              15,160                     22,495
                                                                          -------------------        -------------------

                                                                        $             15,160       $             22,495
                                                                          ===================        ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities
  Note payable                                                          $             49,500       $             70,000
  Accounts payable and accrued expenses                                               96,059                     99,520
  Loans payable                                                                       72,500                     39,600

                                                                          -------------------        -------------------

    Total current liabilities                                                        218,059                    209,120
                                                                          -------------------        -------------------

Stockholders' deficit
  Common stock, $.01 par value;
    authorized 20,000,000 shares; 8,632,699,
    shares issued and outstanding, respectively                                       86,327                     86,327
  Additional paid-in capital                                                       6,816,369                  6,816,369
  Retained deficit                                                                (7,105,595)                (7,089,321)

                                                                          -------------------        -------------------

      Total stockholders' deficit                                                   (202,899)                  (186,625)
                                                                          -------------------        -------------------

                                                                        $             15,160       $             22,495
                                                                          ===================        ===================














*  Condensed from audited financial statements
      See accompanying notes to condensed consolidated financial statements
                                        2

                          DALTEX MEDICAL SCIENCES, INC.

                             STATEMENT OF OPERATIONS



                                                                                 For the Three Months Ended
                                                                                        October 31,
                                                                      ---------------------------------------------
                                                                             1998                      1997
                                                                      -------------------       -------------------

Revenues
  License fees, grants and royalties                                $         -               $             78,244
  Interest and other income                                                   -                              2,000
                                                                      -------------------       -------------------

                                                                              -                             80,244
                                                                      -------------------       -------------------
Expenses
  General and administrative expenses                                             16,274                    79,371
                                                                      -------------------       -------------------

                                                                                  16,274                    79,371
                                                                      -------------------       -------------------

Net income (loss)                                                   $            (16,274)     $                873
                                                                      ===================       ===================


Net income (loss) per share                                         $              (0.00)     $               0.00
                                                                      ===================       ===================

Weighted average shares outstanding                                            8,633,000                 8,633,000
                                                                      ===================       ===================














      See accompanying notes to condensed consolidated financial statements
                                        3

                                             DALTEX MEDICAL SCIENCES, INC.
                                               STATEMENTS OF CASH FLOWS



                                                                                    For the Three Months Ended
                                                                                         October 31,
                                                                          ---------------------------------------
                                                                                1998                   1997
                                                                          ---------------        ----------------


Cash flows from operating activities:
  Net income (loss)                                                      $        (16,274)      $             873
Changes in assets and liabilities:
  Accounts receivable                                                            -                         (3,048)
  Prepaid royalty                                                                -                         21,250
  Accounts payable accrued expenses                                               (23,961)                  3,048
  Advance royalty payments                                                       -                        (42,500)
                                                                           ---------------        ----------------

Net cash (used in) operations                                                     (40,235)                (20,377)
                                                                           ---------------        ----------------

Cash flows provided by financing activities
Increase in other liabilities                                                      32,900                -
                                                                           ---------------        ----------------

Net cash provided by financing activities                                          32,900                -
                                                                           ---------------        ----------------

Net (decrease) in cash and
cash equivalents                                                                   (7,335)                (20,377)
Cash and cash equivalents, beginning of
period                                                                             22,495                  23,522
                                                                           ---------------        ----------------

Cash and cash equivalents, end of period                                 $         15,160       $           3,145
                                                                           ===============        ================





















      See accompanying notes to condensed consolidated financial statements
                                        4

       NOTES TO CONDENSED FINANCIAL STATEMENTS-October 31, 1998 (Unaudited)

        (1)  Basis of Presentation

         The unaudited condensed financial statements have been prepared from the books and records of Daltex Medical Sciences, Inc. (the "Company") in accordance with generally accepted accounting principles for interim financial information. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         The accompanying unaudited condensed financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited condensed financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended July 31, 1998 as filed with the Securities and Exchange Commission. The July 31, 1998 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

      In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended October 31, 1998 are not necessarily indicative of the results to be expected for the full year.

         Going Concern - The report of the Company's independent accountants on their audit of the Company's July 31, 1998 consolidated financial statements contained uncertainties relating to the Company's ability to continue as a going concern. The Company has incurred a loss in the three months ended October 31, 1998 and uncertainties exist with regard to the Company's ability to generate sufficient cash flows from operations or other sources to meet existing obligations, which gives rise to doubts about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Item 2

          Management's Discussion and Analysis or Plan of Operation

         The following discussion regarding the Company and its business and operations contains "forward-looking statements" within the meaning contains "forward-looking statements" within the meaning of Private Securities
Litigation Reform Act 1995. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of the Company over time means that actual events are bearing out as estimated in such forward looking statements.

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

         In May 1997, the Company entered in to a second license modification agreement with a manufacturer and marketer of catheters and cardiovascular supplies. In connection with the modifications the Company received a one-time, non-refundable, non-creditable fee of $100,000 of which

$50,000 was paid to a university. Revenue, as well as the expense for the amounts paid to the university, were recognized ratably over the term of the agreement. In consideration for this fee the Company waived development fees and minimum annual royalties due on products sold by the licensee for the specific products added to the agreement under the second license modification for a period of three years. After three years the licensee was to pay development fees of $2,500 per quarter payable in advance during the development phase. After such time as a sale was made the licensee was to pay a running royalty as defined by the agreement, and at a minimum $2,500 payable quarterly in advance.

         Effective April 30, 1998, the Company, by entering into a Settlement and Mutual Release Agreement with Columbia University reassigned and transferred back to Columbia University all of the above mentioned licensee agreements.

         The discussion below should be reviewed together with the Company's Financial Statements and the Notes thereto.



Results of Operations for the Three Months Ended October 31, 1998 as compared to October 31, 1997

         There were no revenues for the three months ended October 31, 1998. For the three months ended October 31, 1997, the Company's principal sources of revenue have consisted of license fees, royalties and the sale of patents and grants. The Company plans to attempt to raise additional capital to fund operations in fiscal 1999.

         During the three months ended October 31, 1998 and 1997, revenues from license fees and royalties were $0 and $78,244, respectively. All of the Company's revenues for the three months ended October 31, 1997 were derived from license fees and royalties received from its two sublicensees.

         Operating expenses for the three months ended October 31, 1998 and 1997 consisted principally of general and administrative expenses. General and administrative expenses in the three months ended October 31, 1998 and 1997 were $16,274, and $79,371, respectively. General and administrative expenses have decreased by $63,097 from 1997 to 1998 due to continuing inactivity of the Company. The Company expects this trend to continue thru 1999, unless it is successful in attracting a merger candidate.


         The Company had a net loss of $16,274 for the three months ended October 31, 1998 compared to net income of $873 for the three months ended October 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

         At October 31, 1998, the Company had cash and cash equivalents of approximately $15,160, representing a decrease of approximately $7,335 over the July 31, 1998 balance of cash and cash equivalents. During the three months ended October 31, 1998, the Company used net cash for operations of $40,235 as compared to $20,377 for the three months ended October 31, 1997. This change in cash flows from operations was primarily due to a net reduction in accounts payable and accrued expenses. In addition, the Company had a working capital deficit of $202,899 as of October 31, 1998.

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

     PART II - OTHER INFORMATION

     Item 5 - Other Information




     Item 6 - Exhibits and Reports on Form 8-K

     (a)      Exhibits



     (b)      Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended October, 31 1998.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      DALTEX MEDICAL SCIENCES, INC.


     Date:  December 15, 1998             By:/s/Bruce Hausman, Esq.
                                         ----------------------
                                         BRUCE HAUSMAN, ESQ.
                                         President and Chief Executive
                                         Officer