Form 10QSB
period 1999-01-31
DALTEX MEDICAL SCIENCES INC
filed 1999-03-18
CIK 742686

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
      (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 1999

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

      Yes (x) No ( ).

      State the number of shares outstanding of the issuer's classes of common equity, as of the latest practicable date. As of March 10, 1999 the registrant had issued and outstanding 9,632,699 shares of common stock.

      Transitional Small Business Disclosure Format (check one);

      Yes ( ) No (x)

                          DALTEX MEDICAL SCIENCES, INC.

                                      INDEX

                                                                           Page

PART  1 -  FINANCIAL INFORMATION

Item 1  -  Financial Statements


           (a)  Condensed  balance  sheets as of January 31, 1999
                (Unaudited) and July 31, 1998.                              2

           (b)  Condensed statements of operations for the
                three and six months ended January 31, 1999
                (Unaudited) and January 31, 1998 (Unaudited)                3

           (c)  Condensed statements of cash flows for the six months ended January 31, 1999 (Unaudited) and January 31, 1998
                (Unaudited),                                                4

           (d)  Notes to condensed financial statements (Unaudited)         5

Item 2  -  Management's Discussion and Analysis or Plan of Operation      6 - 8


PART II -  OTHER INFORMATION

Item 5  -  Other Information                                               9

Item 6  -  Exhibits and Reports on Form 8-K                                9

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements


                          DALTEX MEDICAL SCIENCES, INC.
                                 BALANCE SHEETS



                                                   January 31,       July 31,
                                                      1999            1998
                                                  -----------      ---------
                                                  (unaudited)          *
ASSETS
------

Current assets
  Cash and cash equivalents                       $       755      $    22,495

                                                  -----------      -----------

    Total current assets                                  755           22,495
                                                  -----------      -----------

                                                  $       755      $    22,495
                                                  ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities
  Note payable                                    $    35,000      $    70,000
  Accounts payable and accrued expenses                94,249           99,520
  Loans payable                                          --             39,600
                                                  -----------      -----------

    Total current liabilities                         129,249          209,120
                                                  -----------      -----------

Stockholders' deficit
  Preferred stock, $1.00  par value;
    authorized 150,000 shares; 89,000,
    shares issued and outstanding                      89,000             --
  Common stock, $.01 par value;
    authorized 20,000,000 shares; 9,632,699,
    shares issued and outstanding, respectively        96,327           86,327
  Additional paid-in capital                        6,816,369        6,816,369
  Retained deficit                                 (7,111,190)      (7,089,321)
                                                  -----------      -----------

                                                     (109,494)
Less stock subscription receivable                     19,000
                                                  -----------      -----------

      Total stockholders' deficit                    (128,494)        (186,625)
                                                  -----------      -----------

                                                  $       755      $    22,495
                                                  ===========      ===========

*  Condensed from audited financial statements
      See accompanying notes to condensed consolidated financial statements

                          DALTEX MEDICAL SCIENCES, INC.
                             STATEMENT OF OPERATIONS



                                                   For the Three Months Ended                  For the Six Months Ended
                                                           January 31,                                  January 31,
                                               -----------------------------------         ------------------------------------
                                                    1999                  1998                 1999                    1998
                                               ------------           ------------         -------------           ------------
Revenues
  License fees, grants and royalties           $       --             $     75,409          $       --             $    153,653
  Interest and other income                            --                     --                    --                    2,000
                                               ------------           ------------          ------------           ------------

                                                       --                   75,409                  --                  155,653

                                               ------------           ------------          ------------           ------------
Expenses
  General and administrative expenses                13,496                 68,230                21,869                147,601
                                               ------------           ------------          ------------           ------------
                                                     13,496                 68,230                21,869                147,601
                                               ------------           ------------          ------------           ------------
Net income (loss)                              $    (13,496)          $      7,179          $    (21,869)          $      8,052
                                               ============           ============          ============           ============

Net income (loss) per share                    $      (0.00)          $       0.00          $      (0.00)          $       0.00
                                               ============           ============          ============           ============

Weighted average shares outstanding              45,562,470              8,633,000            26,996,684              8,633,000
                                               ============           ============          ============           ============

















      See accompanying notes to condensed consolidated financial statements

                         DALTEX MEDICAL SCIENCES, INC.
                            STATEMENTS OF CASH FLOWS



                                                    For the Six Months Ended
                                                           January 31,
                                                   --------------------------
                                                     1999             1998
                                                   ---------        ---------

Cash flows from operating activities:
  Net income (loss)                                $(21,869)        $  8,053
Changes in assets and liabilities:
  Accounts receivable                                  --             (3,048)
  Prepaid royalty                                      --             42,500
  Accounts payable accrued expenses                  (5,271)          18,048
  Advance royalty payments                             --            (85,000)
                                                   --------         --------

Net cash (used in) operations                       (27,140)         (19,447)
                                                   --------         --------

Cash flows provided by financing activities
  Issuance of preferred stock                        89,000
  Issuance of common stock                           10,000
  Increase in subscription receivable               (19,000)
  Decrease in other liabilities                     (74,600)            --
                                                   --------         --------

Net cash provided by financing activities             5,400             --
                                                   --------         --------

Net (decrease) in cash and
cash equivalents                                    (21,740)         (19,447)
Cash and cash equivalents, beginning of
period                                               22,495           23,522
                                                   --------         --------

Cash and cash equivalents, end of period           $    755         $  4,075
                                                   ========         ========












      See accompanying notes to condensed consolidated financial statements

       NOTES TO CONDENSED FINANCIAL STATEMENTS-January 31, 1999 (Unaudited)

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

         The accompanying unaudited condensed financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited condensed financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended July 31, 1998 as filed with the Securities and Exchange Commission. The January 31, 1999 consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended January 31, 1999 are not necessarily indicative of the results to be expected for the full year.

         Going Concern - The report of the Company's independent accountants on their audit of the Company's July 31, 1998 consolidated financial statements contained uncertainties relating to the Company's ability to continue as a going concern. The Company has incurred a loss in the six months ended January 31, 1999 and uncertainties exist with regard to the Company's ability to generate sufficient cash flows from operations or other sources to meet existing obligations, which gives rise to doubts about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 (2)  Stockholders' Equity

During the quarter, the Company issued to three investors 1,000,000 shares of Common Stock at the price of $.01 per share in exchange for the cancellation of $10,000 in loans previously advanced by these investors. In addition, the three investors were issued 89,000 shares of Series A Convertible Preferred Stock in exchange for the cancellation of additional loans and cash of $89,000. The Series A Convertible Preferred Stock is convertible into 1000 shares of Common Stock at any time and votes with the common shares and not as a separate class on any matters coming before the shareholders.

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

The Company had been principally engaged in research and development activities with the objective of developing and commercializing certain cost-reducing medical device and pharmaceutical technologies. In 1984, the Company successfully completed an initial public offering to raise working capital. Since that time, prior management of the Company had been working on a number of development projects which involved experimental and unproven technologies. Since March 1, 1994 and continuing to date, research and development efforts have been substantially discontinued, or in most cases put on hold. In fiscal 1998 and 1997, the Company did not have any sales of its technologies or its antimicrobial medical gloves. During this period, the Company received revenues from royalty payments and development fees pursuant to two licenses with sublicensees of applications of the Company's antimicrobial medical technology. Effective April 30, 1998, the Company, by entering into a Settlement and Mutual Release Agreement with Columbia University (a creditor), substantially terminated all operations and currently remains as a shell corporation.

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

During the quarter, the Company issued to three investors 1,000,000 shares of Common Stock at the price of $.01 per share in exchange for the cancellation of

$10,000 in loans previously advanced by these investors. In addition, the three investors were issued 89,000 shares of Series A Convertible Preferred Stock in exchange for the cancellation of additional loans and cash of $89,000. The Series A Convertible Preferred Stock is convertible into 1000 shares of Common Stock at any time and votes with the common shares and not as a separate class on any matters coming before the shareholders.

         The discussion below should be reviewed together with the Company's Financial Statements and the Notes thereto.

         Results of Operations for the Six Months Ended January 31, 1999 as compared to January 31, 1998

There were no revenues for the six months ended January 31, 1999. For the six months ended January 31, 1998, the Company's principal sources of revenue had consisted of license fees and royalties. The Company plans to attempt to raise additional capital to fund operations in fiscal 1999.

         During the six months ended January 31, 1999 and 1998, revenues from license fees and royalties were $0 and $153,653, respectively. All of the Company's revenues for the six months ended January 31, 1998 were derived from license fees and royalties received from its two sublicensees.

         Operating expenses for the six months ended January 31,1999 and 1998 consisted principally of general and administrative expenses. General and administrative expenses in the six months ended January 31, 1999 and 1998 were $21,869 and $147,601, respectively. General and administrative expenses have decreased by $125,732 from 1998 to 1999 due to continuing inactivity of the Company. The Company expects this trend to continue thru 1999, unless it is successful in attracting a merger candidate.


         The Company had a net loss of $21,869 for the six months ended January 31, 1999 compared to net income of $8,052 for the six months ended January 31, 1998.


         Results of Operations for the Three Months Ended January 31, 1999 as compared to January 31, 1998

There were no revenues for the three months ended January 31, 1999. For the three months ended January 31, 1998, the Company's principal sources of revenue had consisted of license fees and royalties. The Company plans to attempt to raise additional capital to fund operations in fiscal 2000.

         During the three months ended January 31, 1999 and 1998, revenues from license fees and royalties were $0 and $75,409, respectively. All of the Company's revenues for the three months ended January 31, 1998 were derived from license fees and royalties received from its two sublicensees.

         Operating expenses for the three months ended January 31,1999 and 1998 consisted principally of general and administrative expenses. General and administrative expenses in the three months ended January 31, 1999 and 1998 were $13,496 and $68,230, respectively. General and administrative expenses have decreased by $54,734 from 1998 to 1999 due to continuing inactivity of the

Company. The Company expects this trend to continue thru 1999, unless it is successful in attracting a merger candidate.


         The Company had a net loss of $13,496 for the three months ended January 31, 1999 compared to net income of $7,179 for the three months ended January 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 1999, the Company had cash and cash equivalents of approximately 755, representing a decrease of approximately $21,740 over the July 31, 1998 balance of cash and cash equivalents. During the six months ended January 31, 1999, the Company used net cash for operations of $27,140 as compared to $19,447 for the six months ended January 31, 1998. This change in cash flows from operations was primarily due to a net reduction in accounts payable and accrued expenses. In addition, the Company had a working capital deficit of $128,494 as of January 31, 1999.

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

     PART II - OTHER INFORMATION

     Item 5 - Other Information


     Item 6 - Exhibits and Reports on Form 8-K

     (a)      Exhibits

     (b)      Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended January, 31 1999.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      DALTEX MEDICAL SCIENCES, INC.


     Date:  March 17, 1999             By:/s/Bruce Hausman, Esq.
                                          ----------------------
                                          BRUCE HAUSMAN, ESQ.
                                          President and Chief Executive
                                          Officer