Form 10QSB
period 1999-04-30
DALTEX MEDICAL SCIENCES INC
filed 1999-06-14
CIK 742686

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
      (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended April 30, 1999

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

      Yes (x) No ( ).

      State the number of shares outstanding of the issuer's classes of common equity, as of the latest practicable date. As of June 11, 1999 the registrant had issued and outstanding 9,632,699 shares of common stock.

      Transitional Small Business Disclosure Format (check one);

      Yes ( ) No (x)

                          DALTEX MEDICAL SCIENCES, INC.

                                      INDEX

                                                                           Page

     PART  1 -    FINANCIAL INFORMATION

     Item 1 -     Financial Statements


                  (a)  Condensed  balance  sheets as of April 30, 1999
                       (Unaudited) and July 31, 1998.                          2

                  (b)  Condensed statements of operations for the three and
                       nine months ended April 30, 1999 (Unaudited) and
                       April 30, 1998 (Unaudited)                              3

                  (c) Condensed statements of cash flows for the nine months ended April 30, 1999 (Unaudited) and April 30, 1998
                       (Unaudited),                                            4

                  (d)  Notes to condensed financial statements
                       (Unaudited)                                             5

         Item 2 - Management's Discussion and Analysis or Plan of
                  Operation                                                6 - 8


     PART II -    OTHER INFORMATION

     Item 5  -    Other Information                                            9

     Item 6  -    Exhibits and Reports on Form 8-K                             9

PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements


                          DALTEX MEDICAL SCIENCES, INC.
                                 BALANCE SHEETS



                                                  April 30,         July 31,
                                                    1999              1998
                                                 -----------       -----------
                                                 (unaudited)            *
ASSETS
Current assets
  Cash and cash equivalents                      $     3,104       $    22,495
                                                 -----------       -----------
    Total current assets                               3,104            22,495
                                                 -----------       -----------
                                                 $     3,104       $    22,495
                                                 ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Note payable                                   $    20,000       $    70,000
  Accounts payable and accrued expenses               94,048            99,520
  Loans payable                                            -            39,600
                                                 -----------       -----------
    Total current liabilities                        114,048           209,120
                                                 -----------       -----------
Stockholders' deficit
  Preferred stock, $1.00  par value;
    authorized 150,000 shares; 89,000,
    shares issued and outstanding                     89,000                 -
  Common stock, $.01 par value;
    authorized 20,000,000 shares;
    9,632,699 and 8,632,699 shares issued
    and outstanding, respectively                     96,327            86,327
  Additional paid-in capital                       6,816,369         6,816,369
  Retained deficit                                (7,112,640)       (7,089,321)
                                                 -----------       -----------
      Total stockholders' deficit                   (110,944)         (186,625)
                                                 -----------       -----------
                                                 $     3,104       $    22,495
                                                 ===========       ===========



*Condensed from audited financial statements

      See accompanying notes to condensed consolidated financial statements

                          DALTEX MEDICAL SCIENCES, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                   For the Three Months Ended                 For the Nine Months Ended
                                                            April 30,                                   April 30,
                                                 -----------------------------               ----------------------------
                                                     1999              1998                     1999              1998
                                                 -----------        ----------               -----------       ----------
Revenues
  License fees, grants and royalties             $         -        $  116,485               $         -       $  270,138
  Interest and other income                                -                 -                         -            2,000
                                                 -----------        ----------               -----------       ----------
                                                           -           116,485                         -          272,138
                                                 -----------        ----------               -----------       ----------
Expenses
  General and administrative expenses                  1,450            98,754                    23,319          246,355
                                                 -----------        ----------               -----------       ----------
                                                       1,450            98,754                    23,319          246,355
                                                 -----------        ----------               -----------       ----------
Net income (loss)                                $    (1,450)       $   17,731               $   (23,319)      $   25,783
                                                 ===========        ==========               ===========       ==========
Net income (loss) per share                      $     (0.00)       $     0.00               $     (0.00)      $     0.00
                                                 ===========        ==========               ===========       ==========
Weighted average shares outstanding               98,632,699         8,633,000                47,437,337        8,633,000
                                                 ===========        ==========               ===========       ==========



      See accompanying notes to condensed consolidated financial statements

                          DALTEX MEDICAL SCIENCES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                     For the Nine Months Ended
                                                              April 30,
                                                     -------------------------
                                                       1999            1998
                                                     --------       ---------
Cash flows from operating activities:
  Net income (loss)                                  $(23,319)      $  25,783
Changes in assets and liabilities:
  Accounts receivable                                       -          (3,048)
  Prepaid royalty                                           -          63,750
  Accounts payable accrued expenses                    (5,472)         20,148
  Advance royalty payments                                  -        (127,500)
                                                     --------       ---------
Net cash (used in) operations                         (28,791)        (20,867)
                                                     --------       ---------
Cash flows provided by financing activities
  Issuance of preferred stock                          89,000
  Issuance of common stock                             10,000
  Decrease in other liabilities                       (89,600)              -
                                                     --------       ---------
Net cash provided by financing activities               9,400               -
                                                     --------       ---------
Net (decrease) in cash and
  cash equivalents                                    (19,391)        (20,867)
Cash and cash equivalents, beginning of
  period                                               22,495          23,522
                                                     --------       ---------
Cash and cash equivalents, end of period             $  3,104       $   2,655
                                                     ========       =========




      See accompanying notes to condensed consolidated financial statements

       NOTES TO CONDENSED FINANCIAL STATEMENTS -- April 30, 1999 (Unaudited)

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

      In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended April 30, 1999 are not necessarily indicative of the results to be expected for the full year.

      Going Concern - The report of the Company's independent accountants on their audit of the Company's July 31, 1998 consolidated financial statements contained uncertainties relating to the Company's ability to continue as a going concern. The Company has incurred a loss in the nine months ended April 30, 1999 and uncertainties exist with regard to the Company's ability to generate sufficient cash flows from operations or other sources to meet existing obligations, which gives rise to doubts about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          (2)  Stockholders' Equity

         During the nine months ended April 30, 1999, the Company issued to three investors 1,000,000 shares of Common Stock at the price of $.01 per share in exchange for the cancellation of $10,000 in loans previously advanced by these investors. In addition, the three investors were issued 89,000 shares of Series A Convertible Preferred Stock in exchange for the cancellation of additional loans and cash of $89,000. The Series A Convertible Preferred Stock is convertible into 1000 shares of Common Stock at any time and votes with the common shares and not as a separate class on any matters coming before the shareholders.

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

         During the nine months ended April 30, 1999, the Company issued to three investors 1,000,000 shares of Common Stock at the price of $.01 per share in exchange for the cancellation of $10,000 in loans previously advanced by these investors. In addition, the three investors were issued 89,000 shares of Series A Convertible Preferred Stock in exchange for the cancellation of additional loans and cash of $89,000. The Series A Convertible Preferred Stock is convertible into 1,000 shares of Common Stock at any time and votes with the common shares and not as a separate class on any matters coming before the shareholders.

         The discussion below should be reviewed together with the Company's Financial Statements and the Notes thereto.

         Results of Operations for the Nine Months Ended April 30, 1999 as compared to April 30, 1998

         There were no revenues for the nine months ended April 30, 1999. For the nine months ended April 30, 1998, the Company's principal sources of revenue had consisted of license fees and royalties. The Company plans to attempt to raise additional capital to fund operations in fiscal 2000.

         During the nine months ended April 30, 1999 and 1998, revenues from license fees and royalties were $0 and $270,138, respectively. All of the Company's revenues for the nine months ended April 30, 1998 were derived from license fees and royalties received from its two sublicensees.

         Operating expenses for the nine months ended April 30,1999 and 1998 consisted principally of general and administrative expenses. General and administrative expenses in the nine months ended April 30, 1999 and 1998 were $23,319 and $246,355, respectively. General and administrative expenses have decreased by $223,036 from 1998 to 1999 due to continuing inactivity of the Company. The Company expects this trend to continue thru 1999 and into fiscal 2000, unless it is successful in attracting a merger candidate.

         The Company had a net loss of $23,319 for the nine months ended April 30, 1999 compared to net income of $25,783 for the nine months ended April 30, 1998.

         Results of Operations for the Three Months Ended April 30, 1999 as compared to April 30, 1998

         There were no revenues for the three months ended April 30, 1999. For the three months ended April 30, 1998, the Company's principal sources of revenue had consisted of license fees and royalties. The Company plans to attempt to raise additional capital to fund operations in fiscal 2000.

         During the three months ended April 30, 1999 and 1998, revenues from license fees and royalties were $0 and $116,485, respectively. All of the Company's revenues for the three months ended April 30, 1998 were derived from license fees and royalties received from its two sublicensees.

         Operating expenses for the three months ended April 30, 1999 and 1998 consisted principally of general and administrative expenses. General and administrative expenses in the three months ended April 30, 1999 and 1998 were $1,450 and $98,754, respectively. General and administrative expenses have decreased by $97,304 from 1998 to 1999 due to continuing inactivity of the Company. The Company expects this trend to continue thru 1999 and into fiscal 2000, unless it is successful in attracting a merger candidate.

         The Company had a net loss of $1,450 for the three months ended April 30, 1999 compared to net income of $17,731 for the three months ended April 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         At April 30, 1999, the Company had cash and cash equivalents of approximately 3,104, representing a decrease of approximately $19,391 over the July 31, 1998 balance of cash and cash equivalents. During the nine months ended April 30, 1999, the Company used net cash for operations of $28,791 as compared to $20,867 for the nine months ended April 30, 1998. This change in cash flows from operations was primarily due to a net reduction in accounts payable and accrued expenses. In addition, the Company had a working capital deficit of $110,944 as of April 30, 1999.

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

     PART II - OTHER INFORMATION

     Item 5 - Other Information

     The Company issued an aggregate of 89,000 shares of Series A Convertible Preferred Stock to three shareholders in the first quarter of 1999. The issuance of these shares resulted in a change of control of the Company upon filing of a Certificate of Designations and Preferences in Delaware on June 10, 1999. A description of the terms of issuance of the Series A Convertible Preferred Stock and the resultant change of control will appear in a Report on Form 8-K to be filed after the date of this Report on Form 10-QSB. See Note (2) to Notes to Condensed Financial Statements appearing in Item 1 of this Report and Item 2, "Management's Discussion and Analysis or Plan of Operation."


     Item 6 - Exhibits and Reports on Form 8-K

     (a)      Exhibits

     (b)      Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended April 30, 1999.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      DALTEX MEDICAL SCIENCES, INC.


     Date:  June 11, 1999             By:/s/Bruce Hausman, Esq.
                                         ----------------------
                                         BRUCE HAUSMAN, ESQ.
                                         President and Chief Executive
                                         Officer