Form 10KSB
period 1999-07-31
DALTEX MEDICAL SCIENCES INC
filed 1999-09-29
CIK 742686

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended July 31, 1999
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from                to
                                          -------------    --------------

                         Commission File Number: 0-14026
                          Daltex Medical Sciences, Inc.
             (Exact name of Registrant as specified in its charter)

             Delaware                                         59-2197020
             --------                                         ----------
(State or Other Jurisdiction of                           (I.R.S. Employer
  Incorporation of Organization)                       Identification Number)

7777 Glades Road, Suite 211, Boca Raton, FL                      33434
 (Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code: (561) 470-6005
           Securities registered pursuant to Section 12(b) of the Act:

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

                           Yes      X       No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. [ ]

State the issuer's revenues for its most recent fiscal year for the year ended July 31, 1999: $0.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates computed at the closing bid price for which the Company's common stock at reported on the NASD OTC Bulletin Board August 25, 1999 is approximately $47,716.

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of August 25, 1999, 18,632,999 shares of Common Stock were issued and outstanding.

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

Transitional Small Business Disclosure Form (check one):

                           Yes      X       No

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Daltex Medical Sciences, Inc. incorporated on July 28, 1983 in the State of Delaware, was a pharmaceutical and medical device company. Daltex's business objective was to identify, develop and market certain medical device and pharmaceutical product technologies designed to reduce the cost of specific diagnostic tests or therapeutic treatments and to increase the accuracy, efficacy and/or safety of these tests and treatments in hospital and home health care environments. Effective April 30, 1998, Daltex, by entering into a Settlement and Mutual Release Agreement from Columbia University, substantially terminated all operations and currently remains as a shell corporation seeking an acquisition candidate.

         Daltex owned or had rights to a variety of medical device and pharmaceutical technologies, including, (i) antimicrobial materials, compounds and processes to treat venous catheters, vascular grafts, surgical and other implants, wound dressings and disposable gloves to prevent or reduce infection and to inhibit the transmission of infectious diseases, (ii) nutritional supplements for prevention of atopic diseases, (iii) skin care pharmaceutical technologies, both ethical and over-the-counter, and (iv) a mapping and potential screening system, based on ultrasound technology, for the location and early diagnosis of breast cancer.

BUSINESS OBJECTIVE

         Daltex is a "blank check" or "blind pool" company. Daltex is seeking acquisition possibilities throughout the United States and to make acquisitions or enter into other business endeavors to the extent its limited assets will allow. The current business objective of Daltex is to effect a merger, exchange of capital stock, asset acquisition or other business combination (a "Business Combination") with one or operating businesses (a "Target Business") which Daltex believes has significant growth potential.

         Daltex is seeking to acquire a Target Business in the Internet or information technology areas. Daltex's officers and directors have had preliminary contact or discussions with representatives of several other company regarding the possibility of a Business Combination between Daltex and such other company, although none of these have resulted in any agreements or understandings and it is possible if not likely that no transaction will be consummated with any of these parties.

         Management does not intend to undertake any efforts to cause a market to develop in Daltex's securities until such time as it has successfully implemented its business plan described herein.

SELECTION OF A TARGET BUSINESS AND STRUCTURING OF A BUSINESS COMBINATION.

         Management of Daltex will have substantial flexibility in identifying and selecting a prospective Target Business. As a result, investors in Daltex will be almost entirely dependent on the judgment of management in connection with the selection of a Target Business. In evaluating a prospective Target

Business, management will consider, among other factors, the following: (i) costs associated with effecting the Business Combination; (ii) equity interest in and opportunity for control of the Target Business; (iii) growth potential of the Target Business; (iv) experience and skill of management and availability of additional personnel of the Target Business; (v) capital requirements of the Target Business; (vi) competitive position of the Target Business; (vii) stage of development of the Target Business; (viii) degree of current or potential market acceptance of the Target Business, products or services; (ix) proprietary features and degree of intellectual property or other protection of the Target Business; (x) the financial statements of the Target Business; and (xi) the regulatory environment in which the Target Business operates.

         The foregoing criteria are not intended to be exhaustive and any evaluation relating to the merits of a particular Target Business will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by management in connection with effecting a Business Combination consistent with Daltex's business objectives. In connection with its evaluation of a prospective Target Business, management, with the possible assistance of an independent investment banking firm, anticipates that it will conduct a due diligence review which will encompass, among other things, meeting with incumbent management and inspection of facilities, as well as a review of financial, legal and other information which will be made available to Daltex.

         The time and costs required to select and evaluate a Target Business (including conducting a due diligence review) and to structure and consummate the Business Combination (including negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state "blue sky" and corporation laws) cannot presently be ascertained with any degree of certainty. Daltex's current executive officers and directors intend to devote only a small portion of their time to the affairs of Daltex and, accordingly, consummation of a Business Combination may require a greater period of time than if Daltex's management devoted their full time to Daltex's affairs. However, each officer and director of Daltex will devote such time as they deem reasonably necessary to carry out the business and affairs of Daltex, including the evaluation of potential Target Businesses and the negotiation of a Business Combination and, as a result, the amount of time devoted to the business and affairs of Daltex may vary significantly depending upon, among other things, whether Daltex has identified a Target Business or is engaged in active negotiation of a Business Combination. Any costs incurred in connection with the identification and evaluation of a prospective Target Business with which a Business Combination is not ultimately consummated will result in a loss to Daltex and reduce the amount of capital available to otherwise complete a Business Combination or for the resulting entity to utilize.

         Daltex anticipates that various prospective Target Businesses will be brought to its attention from various sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, other members of the financial community and affiliated sources, including, possibly, Daltex's executive officer, directors and their affiliates. While Daltex has not yet ascertained how, if at all, it will advertise and promote itself, it may elect to publish advertisements in financial or trade publications seeking potential business acquisitions. Daltex may also engage the services of professional firms that specialize in finding business acquisitions, in which event Daltex may pay a finder's fee or other compensation. In no event, however, will Daltex pay a finder's fee or commission to officers or directors of Daltex or any entity with which they are affiliated for such service.

BUSINESS EXPERIENCE OF PRINCIPALS

         The officers and the other directors of Daltex have business experience which has provided them with skills that Daltex believes will be helpful in evaluating potential Target Businesses and negotiating a Business Combination.

RETENTION OF INVESTMENT BANKER

         Daltex may engage an investment banking firm which is a member in good standing of the NASD to assist Daltex in identifying, evaluating, structuring and negotiating potential Business Combinations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         The following important factors, among others, could cause actual results to differ from those indicated in forward-looking statements made in this document. The following factors contain some forward looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to our anticipated operating results for the year ending July 31, 2000, and our anticipated cash flow and to future actions, future performance or results of current and anticipated sales and marketing efforts, expenses, the outcome of contingencies, and other financial results. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public.

         Any or all of our forward-looking statements in this document and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

         We undertake no obligations to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future filings with the SEC.

NO RELEVANT OPERATING HISTORY; LIMITED RESOURCES; NO PRESENT SOURCE OF REVENUES.

         Daltex sold its business in April 1998, so its historical financial information is of limited value to potential investors in evaluating an investment in Daltex's common stock. Although Daltex's directors and its executive officers have had extensive experience relating to the identification, evaluation and acquisition of Target Businesses, because of Daltex's operating history, there is only a limited basis upon which to evaluate Daltex's prospects for achieving its intended business objectives. Daltex has limited resources and has had no current revenues. In addition, Daltex will not achieve any revenues until, at the earliest, the consummation of a Business Combination. Moreover, there can be no assurance that any Target Business, at the time of Daltex's consummation of a Business Combination, or at any time thereafter, will derive any material revenues from its operations or operate on a profitable basis.

BROAD DISCRETION OF MANAGEMENT.

         Prospective investors who invest in Daltex will do so without an opportunity to evaluate the specific merits or risks of any one or more Business Combinations. As a result, investors will be entirely dependent on the broad discretion and judgment of management in connection the selection of a Target Business. There can be no assurance that determinations ultimately made by Daltex will permit Daltex to achieve its business objectives.

ABSENCE OF SUBSTANTIVE DISCLOSURE RELATING TO PROSPECTIVE BUSINESS COMBINATIONS; INVESTMENT IN DALTEX VERSUS INVESTMENT IN A TARGET BUSINESS

         "Public shell" companies are inherently characterized by the absence of substantive disclosure, other than general descriptions, relating to the intended application of company funds. Daltex has not yet identified a prospective Target Business. Accordingly, stockholders have no substantive information concerning consummation of any specific Business Combination. There can be no assurance that an investment in our common stock will not ultimately prove to be less favorable to stockholders than a direct investment, if such opportunity were available, in a Target Business.

THERE IS A LIMITED MARKET FOR DALTEX COMMON STOCK

         There can be no assurance that there will be an active trading market for Daltex's securities following the completion of a Business Combination or, if a market does develop, as to the market price for Daltex's securities. While a prospective Target Business may deem a consummation of a Business Combination with Daltex desirable for various reasons, a Business Combination may involve the acquisition of, merger or consolidation with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, including time delays, significant expense, loss of voting control, the time and expense incurred to comply and compliance with various Federal and state securities laws that regulate initial public offerings.

DEPENDENCE UPON EXECUTIVE OFFICERS AND BOARD OF DIRECTORS

         The ability of Daltex to successfully effect a Business Combination will be largely dependent upon the efforts of its executive officers and the Board of Directors. Notwithstanding the significance of such persons, Daltex has not entered into employment agreements or other understandings with any such personnel concerning compensation or obtained any "key man" life insurance on their respective lives. The loss of the services of such key personnel could have a material adverse effect on Daltex's ability to successfully achieve its business objectives. None of Daltex's key personnel are required to commit a substantial amount of their time to the affairs of Daltex and, accordingly, such personnel may have conflicts of interests in allocating management time among various business activities. However, the executive officers and the other directors of Daltex will devote such time as they deem reasonably necessary to carry out the business and affairs of Daltex, including the evaluation of potential Target Businesses and the negotiation and consummation of a Business Combination, and, as a result, the amount of time devoted to the business and affairs of Daltex may vary significantly depending upon, among other things, whether Daltex has identified a Target Business or is engaged in active negotiation of a Business Combination. Although the officers and directors of Daltex have substantial experience in buying and selling businesses, they have no prior experience in "blind pool" or "blank check" companies. Daltex will rely upon the expertise of such persons, and the Board does not anticipate that it will hire additional personnel. However, if additional personnel are required, there can be no assurance that Daltex will be able to retain such necessary additional personnel.

ADDITIONAL FINANCING REQUIREMENTS

         Daltex has no current revenue sources and will not achieve any revenues until, at the earliest, the consummation of a Business Combination. Although Daltex anticipates that its existing resources will be sufficient to effect a Business Combination, inasmuch as Daltex has not yet identified any prospective Target Business candidates, Daltex cannot ascertain with any degree of certainty the capital requirements for any particular Business Combination. In the event that Daltex's existing resources prove to be insufficient for purposes of effecting a Business Combination (because of the size of the Business Combination or other reasons), Daltex will be required to seek additional financing. The failure by Daltex to secure additional financing could have a material adverse effect on Daltex's ability to consummate a Business Combination or continued development or growth of the Target Business. Daltex does not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that any such arrangement, if required or otherwise sought, would be available on terms deemed to be commercially acceptable and in the best interests of Daltex. Daltex has recently received advances of $5,000 from shareholders to pay operating expenses in addition to the $89,000 in previous securities sales.

COMPLIANCE WITH PENNY STOCK RULES

         Daltex's securities are considered a "penny stock" as defined in the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the rules thereunder, since the price of each security is less than $5.00. Unless such security is otherwise excluded from the definition of "penny stock," the penny stock rules apply with respect to that particular security. The penny stock rules require a broker-dealer prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock is subject to the penny stock rules, it may become more difficult to sell such securities. Such requirements, if applicable, could result in reduction in the level of trading activity for that particular security of Daltex and could make it more difficult for investors to sell that particular security.

EMPLOYEES

         Bruce Hausman, Esquire, currently serves as President, Chief Executive Officer and a director and is the only employee.

ITEM 2.  DESCRIPTION OF PROPERTIES

         In November 1997 Daltex vacated its office facilities. Its current mailing address is 7777 Glades Road #211, Boca Raton, FL 33434, where it does not pay any rent or have a lease.

ITEM 3.  LEGAL PROCEEDINGS

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Daltex's Common Stock is currently listed on the OTC Bulletin Board under the symbol "DLTX" .

         The following tables set forth the range of high- and low-bid prices for Daltex's Common Stock for each quarterly period beginning August 1, 1997 as reported by the NASD OTC Bulletin Board. The following over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions. As there has been limited trading, many of the prices reflect the closest transaction to the end of the period.

                                              High           Low
                                              ----           ---
Fiscal 1998
- -----------
1st Quarter Ended October 31, 1997            .14            .125
2nd Quarter Ended January 31, 1998            .125           .08
3rd Quarter Ended April 30, 1998              .125           .07
4th Quarter Ended July 31, 1998               .09            .04

Fiscal 1999
- -----------
1st Quarter Ended October 31, 1998            .015           .015
2nd Quarter Ended January 31, 1999            .013           .013
3rd Quarter Ended April 30, 1999              .04            .04
4th Quarter Ended July 31, 1999               .035           .031

         The approximate number of holders of record of Common Stock of Daltex, as of September 1, 1999, was 455.

Recent Sales of Unregistered Securities

         In February 1999, Daltex issued to an aggregate of 1,000,000 shares of common stock and 89,000 shares of Series A Convertible Preferred Stock to three investors. The common stock was issued at a price of $.01 per share in exchange for the cancellation of an aggregate of $10,000 in loans from these persons. The preferred stock was sold for $89,000 of cash. Each of these investors were accredited and the transactions were exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933.

- -------------------------------------------------------------------------------------------
Name                                   Common Stock Issued          Preferred Stock Issued
- -------------------------------------------------------------------------------------------
Lawrence Rutstein                      333,400                      29,666
- -------------------------------------------------------------------------------------------
Robert and Barbara Hausman JTWROS      333,300                      29,667
- -------------------------------------------------------------------------------------------
MCG Partners, Inc.                     333,300                      29,667
                                       --------                     ------
- -------------------------------------------------------------------------------------------
Total                                  1,000,000                    89,000
- -------------------------------------------------------------------------------------------

Dividend History

         Daltex has not paid or declared any dividends, cash or otherwise, since its inception in 1983. Management of Daltex has no intention of paying cash dividends in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

         The following discussion regarding Daltex and its business and operations contains "forward-looking statements" within the meaning of Private Securities Litigation Reform Act 1995. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements. Daltex does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of Daltex over time means that actual events are bearing out as estimated in such forward looking statements.

         Daltex had been principally engaged in research and development activities with the objective of developing and commercializing certain cost-reducing medical device and pharmaceutical technologies. In 1984, Daltex successfully completed an initial public offering to raise working capital. Since that time, management of Daltex had been working on a number of development projects which involved experimental and unproven technologies. Since March 1, 1994 and continuing to date, research and development efforts have been substantially discontinued, or in most cases put on hold. In fiscal 1998, Daltex did not have any sales of its technologies or its antimicrobial medical gloves. During this period, Daltex received revenues from royalty payments and development fees pursuant to two licenses with sublicensees of applications of Daltex's antimicrobial medical technology. Effective April 30, 1998, Daltex, by entering into a Settlement and Mutual Release Agreement with Columbia University, a creditor, substantially terminated all operations and currently remains as a shell corporation.

         All current activity of Daltex is related to seeking a Business Combination. All of Daltex's costs to date have been paid out of available cash. Daltex will use its available resources and the net proceeds of any future financing together with the income and interest earned thereon, principally in connection with effecting a Business Combination, and structuring and consummating a Business Combination (including possible payment of finder's fees or other compensation to persons or entities which provide assistance or services to Daltex). To the extent that common stock is used as consideration to effect a Business Combination, the balance not expended will be used to finance the operations of the Target Business.

         The report of Daltex's independent auditors on Daltex's financial statements includes an explanatory paragraph which states that Daltex's recurring losses and working capital and total stockholders' deficits raise substantial doubt about Daltex's ability to continue as a going concern and precludes and has precluded the expression of an opinion on Daltex's financial statements as of and for the years ended July 31, 1999. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Because of the continued working capital deficit, management's plan in order to continue in operation for the next year is to continue to attempt to raise additional capital. Furthermore, Daltex has curtailed expenditures to the extent possible. Daltex does not have any commitments to raise additional capital in the future, and there can be no assurance that Daltex will be successful in any of its capital-raising efforts or that Daltex can avoid liquidation.

         The discussion below should be reviewed together with Daltex's Financial Statements and the Notes thereto.

Results of Operations

         For the year ended July 31, 1999, Daltex had no revenue. For the fiscal year ended July 31, 1998, Daltex's $272,138 of revenue was from license fees, royalties and interest income.

         Operating expenses for the year ended July 31, 1999 and 1998 consisted principally of general and administrative expenses. General and administrative expenses in the fiscal years ended July 31, 1999 and 1998 were $19,516 and $265,969, respectively. General and administrative expenses have decreased by $246,453 from 1998 to 1999 due to the inactivity in fiscal 1999. Daltex expects this trend to continue until a Business Combination is consummated.

         Daltex realized an extraordinary gain of $871,760 for the year ended July 31, 1998 from the Settlement and Mutual Release Agreement entered into with Columbia University. The gain reflected the release of certain obligations that had accrued to Columbia University and their legal counsel related to certain licensing agreements.

         Daltex had net a net loss of $19,516 for the year ended July 31, 1999 compared to income of $877,929 for the year ended July 31, 1998, a significant decrease due to the extraordinary gain realized from the settlement agreement entered into with Columbia University in fiscal 1998. The net loss applicable to common shareholders was $909,516, reflecting a noncash $890,000 deemed dividend charge from the issuance of preferred stock.

Liquidity and Capital Resources

         At July 31, 1999, Daltex had cash and cash equivalents of approximately $541, representing a decrease of approximately $21,954 over the July 31, 1998 balance of cash and cash equivalents. During the year ended July 31, 1999, Daltex used net cash for operations of $31,354 during 1999 as compared to $40,627 in 1998. This change in cash flows from operations was primarily due to decreases in accrued expenses. In addition, Daltex had a working capital deficit of $107,141 as of July 31, 1999, primarily due to accrued payables and expenses and an accumulated deficit of $7,998,837. Of the $87,682 of accounts payable and accrued expenses at July 31, 1999 was accrued compensation payable to Bruce Hausman, Daltex's president. In addition, Daltex owed $15,000 to Columbia University that was past due.

         In February 1999, Daltex issued to three investors 1,000,000 shares of common stock at a price of $.01 per share in exchange for the cancellation of $10,000 in loans from these persons. These investors also were issued 89,000 shares of Series A Convertible Preferred Stock in exchange for $89,000 of cash. Subsequent to year end, Daltex issued an additional 15,000 shares to Bruce Hausman, its president, in cancellation of $60,000 of indebtedness.

         Management has continued to curtail expenditures in many areas, including discretionary expenditures, in order to stay in business and to focus

Daltex's extremely limited resources in what it believes are the most promising areas of Daltex's business in the near term. However, there can be no assurance that Daltex will have sufficient funds to carry out these plans or to remain in business. In addition, further cost saving measures may be impossible and cost savings measures may have an adverse effect on Daltex's future operations. If Daltex is unsuccessful in raising additional capital during fiscal year 2000, Daltex may be unable to continue as a going concern, even with further cost-cutting measures. To meet its long-term liquidity requirements, Daltex must also generate sufficient income through operations or obtain additional financing as required, as to which there can be no assurance. However, there can be no assurance that Daltex will be successful in meeting its immediate or long-term liquidity requirements or that Daltex can continue as a going-concern.

         Daltex may utilize cash derived from the sale of equity securities, debt securities or bank or other borrowing or a combination thereof as consideration in effecting a Business Combination. Although Daltex has no commitments as of the date hereof to issue any shares of Common Stock or options or warrants, Daltex will, in all likelihood, issue a substantial number of additional shares in connection with the consummation of a Business Combination. To the extent that such additional shares are issued, dilution to the interests of Daltex's stockholders will occur. Additionally, if a substantial number of shares of Common Stock are issued in connection with the consummation of a Business Combination, a change in control of Daltex may occur which may affect, among other things, Daltex's ability to utilize net operating loss carry forwards, if any.

         There currently are no limitations on Daltex's ability to borrow funds to effect a Business Combination. However, Daltex's limited resources and lack of operating history may make it difficult to borrow funds. The amount and nature of any borrowing by Daltex will depend on numerous considerations, including Daltex's capital requirements, potential lenders' evaluation of Daltex's ability to meet debt service on borrowing and the then prevailing conditions in the financial markets, as well as general economic conditions. Daltex does not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements if required or otherwise sought, would be available on terms commercially acceptable or otherwise in the best interests of Daltex. The inability of Daltex to borrow funds required to effect or facilitate a Business Combination, or to provide funds for an additional infusion of capital into a Target Business, may have a material adverse effect on Daltex's financial condition and future prospects, including the ability to effect a Business Combination. To the extent that debt financing ultimately proves to be available, any borrowing will subject Daltex to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a Target Business may have already incurred debt financing and, therefore, subject Daltex to all the risks inherent thereto.

Year 2000
Since Daltex does not currently have any operations or computer systems, it is not required to make any adjustments for the Year 2000 problem. However, to the extent that Daltex consummates a Business Combination, it will be required to insure that the Target Business is Year 2000 compliant.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements as of and for the years ended July 31, 1999 and 1998 are appended to this Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

Identification Of Directors And Executive Officers, Promoters And Control Persons; Compliance With Section 16(a) Of The Exchange Act

         The following table sets forth certain information with respect to each of the present directors and executive officers of Daltex.

          Name                      Age     Since                    Position
          ----                      ---     -----                    --------
Louis R.M. Del Guercio, M.D.         69      1983        Chairman of the Board, Director, Member  of  the
                                                         Executive Committee

C. Lawrence Rutstein                 55      1997        Director

Herbert J. Mitchele, Jr.             69      1983        Secretary, Treasurer, Chief Financial Officer,
                                                         Director, Member of the Executive Committee

Bruce Hausman, Esq.                  69      1993        President, Chief Executive Officer, Director, Member
                                                         of the Executive Committee


         All directors hold office until the next annual meeting of stockholders of Daltex or until their successors are elected and quality. Due to its extremely limited financial resources, Daltex has not held an annual meeting of stockholders since July 1991. Executive officers hold office until their successors are elected and qualified, subject to earlier removal by the Board of Directors. See "Item 11. Executive Compensation" and "Item 12. Security Ownership of Certain Beneficial Owners and Management."

         The principal occupations and business experience of each director and executive officer are as follows:

         Louis R.M. Del Guercio, M.D. has been a director since he co-founded Daltex in 1983 He is a Professor and the Chairman of the Department of Surgery at New York Medical College and Chief of Surgery at Westchester County Medical Center. He is also a Consultant in Surgery to ten hospitals in New York and Connecticut. Dr. Del Guercio has served on a number of national public advisory committees concerned with health care issues. He is a Colonel in the U.S. Army Reserves. Dr. Del Guercio's publications include three books and over 300 scientific articles. Dr. Del Guercio received his B.S. in 1949 from Fordham University and his M.D. in 1953 from Yale University School of Medicine.

         C. Lawrence Rutstein has been a director since December 1997. Between May 1997 and June 1998 Mr. Rutstein had served as Chairman, CEO and president of Regenesis Holdings Corporation. Since 1995 he also served as president of CapQuest Partners, Inc. a company which has made several investments in emerging software companies. A Harvard Law School graduate, Mr. Rutstein has practiced corporate, banking and securities law in Philadelphia, Pennsylvania. Mr.

Rutstein previously served as Chief Counsel to the Pennsylvania Department of Banking from 1971 to 1972, and served as Resident Counsel to a major Philadelphia bank. From 1989 to 1991 he served as Chairman of the Board of Cedar Group, Inc., a Nasdaq listed importer and distributor of fasteners. From 1992 until 1994 he was a General Partner of the Memphis Chicks AA baseball club and during 1995 he was chairman of the Rittenhouse Group, Inc., a private consulting company. Mr. Rutstein currently serves on the board of directors of Packquistion Corp. and Future Graph, Inc., privately held companies and Gourmentmarket.com, Inc.

         Herbert J. Mitschele, Jr. has been a director since he co-founded Daltex in 1983. He was Chairman of the Board of Robert J. Baer, Inc., a family-owned, ready-mix concrete company headquartered in Roseland, New Jersey, until his retirement in August, 1993. This company has two other divisions: Baer Enterprises, Inc., a real estate and trucking company, and Baer Aggregates, a quarrying company. Mr. Mitschele is owner and President of Ambassador Arabian Farms, Inc., a horse breeding company. He is a former director of Livingston National Bank and First Jersey National West, banking institutions, and a director of Health Full-Life, a health maintenance organization. Mr. Mitschele graduated from Fordham University with a B.S. degree in Political Science and Administration in 1951.

         Bruce Hausman, Esq. has been President and Chief Executive Officer since May 18, 1995. He has been a director and member of the Executive Committee since December 1993. Mr. Hausman served as Principal Executive Officer for Belding Heminway Company, Inc., a textile manufacturer and distributor from May 1992 to July 1993. He was Senior Vice President of Belding Heminway Company, Inc. from February 1988 to May 1992. He had served as a director of Plastigone Technologies, Inc., a biodegradable plastics manufacturing company, from August 1992 until September 1997, and was a director of Circa Pharmaceuticals Inc. from June 1990 until July 13, 1995, when Circa merged with Watson Pharmaceuticals, Inc. Mr. Hausman also serves as an honorary trustee of Beth Israel Medical Center in New York and an honorary trustee of the Schnurmacher Nursing Home, a division of Beth Israel Medical Center, and was formerly chairman of its quality assurance committee. Mr. Hausman received his Bachelor of Arts in Economics from Brown University in 1951, his Master of Science from the School of Business of the University with a major in Management and Marketing in 1952 and his Juris Doctor from New York Law School in 1979.

ITEM 10. EXECUTIVE COMPENSATION

                           Summary Compensation Table

         The following table sets forth information concerning the compensation received by the current Chief Executive Officer of Daltex and the former President and Chief Operating Officer of Daltex.

                                                                                    Long Term Compensation
                                                                                   -------------------------
                                        Annual Compensation                        Awards            Payouts
                                        -------------------                        ------            -------
          Name and                                                       Other Annual                      All Other
     Principal Position           Year     Salary ($)     Bonus ($)      Compensation     Options (#)   Compensation ($)
     ------------------           ----     ----------     ---------      ------------     -----------   ----------------
Bruce Hausman, President          1999         --            --               --              --               --
Chief Executive Officer           1998         --            --               --            250,000            --
                                  1997         --            --               --              --               --

The following table sets forth information concerning the exercise of stock options granted to the former and current executive officers named in the table.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values

                                                                                                Value of Unexercised
                                                                    Number of Unexercised        In-the-Money Options
                                                                    Options at FY/End (#)            At FY End ($)
                                                                    ---------------------            -------------
                          Shares Acquired          Value                 Exercisable/                Exercisable/
         Name             On Exercise (#)       Released ($)            Unexercisable                Unexercisable
         ----             ---------------       ------------            -------------                -------------
Bruce Hausman                    --                  --                  500,000                       $7,500/0

Harvey S.S. Miller               --                  --                  275,000                       $9,625/0

(1)      Based on a market price of $0.045 as of June 30, 1999.

Other Arrangements

         In November 1993, Daltex entered into a consulting arrangement with Mr. Bruce Hausman, in connection with which Mr. Hausman agreed to serve as a member of Daltex's Board of Directors and Executive Committee. Mr. Hausman received compensation consisting of non-qualified stock options to purchase an aggregate of 250,000 shares of Daltex's Common Stock at an exercise price of $0.13 per share. Mr. Hausman is also eligible to receive a cash bonus of up to $60,000 to be granted solely within the discretion of the Board of Directors of Daltex as Daltex's cash flow permits or upon a change of control of Daltex. On May 18, 1995, the Board of Directors appointed Mr. Hausman to serve as President and Chief Executive Officer of Daltex. Mr. Hausman receives reimbursement of his reasonable expenses incurred in the conduct of Daltex's business. On December 23, 1997 the Board of Directors approved repricing of this option to $.03 per share.

         In March 1996, Mr. Hausman was granted a non-qualified option to purchase an aggregate of 250,000 shares of Common Stock of Daltex at an exercise price of $0.09 per share, based on the current market price at that time, in lieu of cash compensation for Mr. Hausman's services as President and Chief Executive Officer of Daltex since May 1995. On December 23, 1997 the Board of Directors approved repricing of this option to $.03 per share.

         Mr. Miller currently holds nonqualified stock options, due to expire in September 2002, to purchase an aggregate of 275,000 shares of Common Stock at an exercise price of $0.01.

Compensation of Directors

         No compensation of directors has been paid since 1989.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information, as of August 31, 1999 with respect to holdings of Daltex's Common Stock by each person known by Daltex to be the beneficial owner of more than 5% of the total number of shares of Common Stock and Series A Convertible Preferred Stock outstanding as of such date and by each current director and by all current directors and officers as a group. Each beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name in the following table, except as otherwise disclosed in the footnotes to the table or in the paragraph following the table:

                 Name and Address                           Amount and Nature of                  Percentage of
                of Beneficial Owner                         Beneficial Ownership             Outstanding Shares (1)
                -------------------                         ---------------------            ----------------------
Louis R.M. Del Guercio, M.D.
14 Pryer Lane
Larchmont, New York  10538                                       734,300                           3.9%

W. David and Venus Anthony
20 Kristen Court
Towaco, New Jersey  07082                                      1,072,500                           5.8%

Herbert J. Mitschele, Jr.
141 Daly Road
Far Hills, New Jersey  07931                                     458,400 (2)                      5.31%

C. Lawrence Rutstein
7777 Glades Road, Suite 211
Boca Raton, Florida 33434                                     59,999,700(3)

Bruce Hausman
4642 Bocaire Boulevard
Boca Raton, Florida 33487                                        505,000(4)                        2.6%

MCG Partners, Inc.
7777 Glades Road, Suite 211
Boca Raton, Florida 33434                                     30,000,300(5)

Robert Hausman
1900 Corporate Boulevard., Suite 400
Boca Raton, Florida 33431                                     30,000,300                         30.42%

All executive officers and directors
as a group (four persons)                                     61,687,400

(1)      Based on 18,632,699 shares of Common Stock outstanding.

(2) Includes 66,400 shares of Common Stock beneficially owned by Robert J. Baer, Inc., of which Mr. Mitschele is a control person, and 4,000 shares of Common Stock beneficially owned jointly by Mr. Mitschele and his wife. The above table does not include: an aggregate of 6,000 shares of Common Stock beneficially owned by trusts of which Mr. Mitschele's daughters are the beneficiaries and his wife is the trustee. Mr. Mitschele disclaims beneficial ownership of such shares held in trust.

(3) Includes (i) 26,667,000 shares underlying 26,667 shares of Series A Convertible Preferred Stock held by MCG Partners, Inc., (ii) 3,333,300 shares of Common Stock held by MCG Partners, Inc., of which Mr. Rutstein is an officer, director and principal shareholder, and
         (iii) 3,333,400 shares of Common Stock held be Mr. Rutstein.

(4) This figure includes 5,000 shares owned by Bruce Hausman through a Keough Plan Account and options to purchase an aggregate of 500,000 shares of Common Stock of Daltex, which options are currently exercisable.

(5) Includes 26,667,000 shares underlying 26,667 shares of Series A Convertible Preferred Stock and 3,333,300 shares of Common Stock held by MCG Partners, Inc.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires Daltex's directors and executive officers, and persons who own more than ten percent of a registered class of Daltex's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of Daltex. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish Daltex with copies of all Section 16 (a) forms they file.

         To Daltex's knowledge, based solely on review of the copies of such reports furnished to Daltex, all Section 16(a) filing reports were timely filed.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Daltex has adopted a policy that no officer, director or affiliate may engage in any transactions with Daltex or any of its subsidiaries unless such transactions have been approved by a majority of Daltex's directors who have no interest in the transactions. Daltex anticipates that all related party transactions will be on terms and conditions at least as favorable to Daltex as Daltex could obtain in dealing with unrelated parties.

See Item 5-Market for Equity Securities and Related Stockholder Matters-Recent Sales of Unregistered Securities" for a description of the issuance of Series A Preferred Stock to C. Lawrence Rutstein, a director, and other persons.

                                    PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

See Index to Financial Statements attached hereto.

(a)      The following documents are filed as part of this report.


Exhibit No.                            Description
- -----------                            -----------

3.1(b)              Certificate of Incorporation of Daltex, as amended

3.2(a)              By-laws of Daltex

10.53(a)            Non-qualified Stock Option Agreement with Harvey S.S.
                    Miller, dated as of September 2, 1992

10.57(a)            Agreement with Bruce Hausman, dated November 10, 1993

10.68 Non-Qualified Stock Option Agreement between Daltex and Bruce Hausman dated as of March 6, 1996

23.1                Consent of Margolies, Fink and Wichrowski

(a) Reference is made to the exhibits to the Form 10-K for the fiscal year ended July 31, 1993

         Reports of Daltex on Form 8-K for the fiscal quarter ended July 31,
1999

         On June 29, 1999 Daltex filed a Form 8-K to discuss its Change in Control and the issuance of the Series A Convertible Preferred Stock.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                DALTEX MEDICAL SCIENCES, INC.



Dated:  September 22, 1999                      By:  /s/ Bruce Hausman, Esq.
                                                ----------------------------
                                                     Bruce Hausman, Esq.
                                                     President & Chief
                                                     Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                 Signature                                     Title                                  Date
                 ---------                                     -----                                  ----
/s/ Dr. Louis R.M. Del Guercio               Director, Chairman
- ------------------------------
Dr. Louis R.M. Del Guercio                   Board of Directors                                September 22, 1999

/s/ Bruce Hausman, Esq.                      President, Chief Executive Officer                September 22, 1999
- -----------------------
Bruce Hausman, Esq.

/s/ C. Lawrence Rutstein                     Director                                          September 22, 1999
- ------------------------
C. Lawrence Rutstein

/s/Herbert J. Mitschele, Jr.                 Director,   Secretary,   Treasurer,  Chief        September 22, 1999
- ----------------------------
Herbert J. Mitschele, Jr.                    Financial Officer

                          DALTEX MEDICAL SCIENCES, INC.


                                TABLE OF CONTENTS




REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                         F-1


FINANCIAL STATEMENTS:

Balance Sheets at July 31, 1999 and 1998                                   F-2

Statements of Operations                                                   F-3
Years ended July 31, 1999 and 1998

Statements of Stockholders' Deficit                                        F-4
Years ended July 31, 1999 and 1998

Statements of Cash Flows                                                   F-5
Years ended July 31, 1999 and 1998

Notes to Financial Statements                                              F-6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Daltex Medical Sciences, Inc.

We have audited the balance sheets of Daltex Medical Sciences, Inc. as of July 31, 1999 and 1998 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to report on these financial statements based on the results of our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Daltex Medical Sciences, Inc. as of July 31, 1999 and 1998 and the results of operations and its cash flows for the years ended July 31, 1999 and 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Daltex Medical Sciences, Inc. will continue as a going concern. As discussed in note 2 to the financial statements, the Company has suffered recurring losses from operations and has working capital and total stockholders' deficiencies at July 31, 1999 and 1998. Furthermore, at July 31, 1999 and 1998 the Company could not demonstrate that it had sufficient liquidity to meet its routine operating costs for the next year. These circumstances raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                            /s/ Margolies, Fink and Wichrowski

Pompano Beach, Florida
August 25, 1999

                          DALTEX MEDICAL SCIENCES, INC.
                                 BALANCE SHEETS
                             JULY 31, 1999 AND 1998

ASSETS
                                                                     1999                1998
                                                                     ----                ----
Current assets:
  Cash and cash equivalents (Note 1)                             $       541          $    22,495
                                                                 -----------          -----------

          Total current assets                                           541               22,495
                                                                 -----------          -----------


                                                                 $       541          $    22,495
                                                                 ===========          ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Note payable (Note 3)                                          $    15,000          $    70,000
  Accounts payable and accrued expenses (Note 4)                      87,682               99,520
  Loans payable (Note 5)                                               5,000               39,600
                                                                 -----------          -----------

          Total current liabilities                                  107,682              209,120
                                                                 -----------          -----------


Stockholders' deficit (Note 6)
  Preferred stock, $1 par value, authorized
     850,000 shares, 0 shares issued,                                   --                   --
  Series A Preferred stock, $1 par value, authorized
     150,000 shares, 89,000 shares issued,
     80,000 shares outstanding                                        80,000                 --
  Common stock, $.01 par value;
    authorized 20,000,000 shares; 18,632,699 and
    8,632,699, shares issued and outstanding respectively            186,327               86,327
  Additional paid-in capital                                       7,625,369            6,816,369
  Retained deficit                                                (7,998,837)          (7,089,321)
                                                                 -----------          -----------

          Total stockholders' deficit                               (107,141)            (186,625)
                                                                 -----------          -----------

                                                                 $       541          $    22,495
                                                                 ===========          ===========


                          The accompanying notes are an
                   integral part of these financial statements

                          DALTEX MEDICAL SCIENCES, INC.
                            STATEMENTS OF OPERATIONS
                       YEARS ENDED JULY 31, 1999, AND 1998

                                                                 1999                 1998
                                                                 ----                 ----
Revenues:
  License fees, grants and royalties                        $        --            270,138
  Interest and other income                                          --              2,000
                                                            -----------         ----------

                                                                     --            272,138
                                                            -----------         ----------
Expenses:
  General and administrative expenses                            19,516            265,969
                                                            -----------         ----------

Income from operations before extraordinary item                (19,516)             6,169

Extraordinary item:
  Gain on settlement and mutual release agreement
    of debt (net of income taxes of $348,200 and
    utilization of net operating loss carryforward)                  --            871,760
                                                            -----------         ----------

Net income (loss)                                               (19,516)           877,929

Dividends on Series A convertible preferred stock
  From discount at issuance                                    (890,000)                --
                                                            -----------         ----------

Net income (loss) applicable to common shareholders         $  (909,516)        $  877,929
                                                            ===========         ==========


Net income (loss) per share information: (Note 1)

  Basic:
    Net income (loss) before extraordinary item             $      (.09)        $      .00
                                                            ===========         ==========

    Extraordinary item                                      $       .00         $      .10
                                                            ===========         ==========

    Net income (loss) per share                             $      (.09)        $      .10
                                                            ===========         ==========

    Weighted average number of common shares                 10,199,822          8,633,000
                                                            ===========         ==========

Diluted:
    Net income loss before extraordinary item               $      (.09)        $      .00
                                                            ===========         ==========

    Extraordinary item                                      $       .00         $      .10
                                                            ===========         ==========

    Net income (loss) per share                             $      (.09)        $      .10
                                                            ===========         ==========

    Weighted average number of common shares                 10,199,822          8,633,000
                                                            ===========         ==========


                          The accompanying notes are an
                   integral part of these financial statements

                          DALTEX MEDICAL SCIENCES, INC.
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                       YEARS ENDED JULY 31, 1999 AND 1998

                              Series A
                             Preferred        Stock         Common         Stock      Additional
                             Number of         Par        Number of         Par         paid-in        Retained
                               Shares         value         Shares         value        capital        deficit          Total
                               ------         -----         ------         -----        -------        -------          -----
Balance, July 31, 1997                     $      -        8,632,699     $  86,327    $ 6,816,369   $(7,967,250)    $(1,064,554)

Net income year ended,
    July 31, 1998                  -              -                -             -              -       877,929         877,929
                             -------       --------        ---------     ---------    -----------   -----------     -----------

Balance, July 31, 1998             -                       8,632,699        86,327      6,816,369    (7,089,321)       (186,625)

Issuance of preferred stock   89,000         89,000                                       890,000      (890,000)         89,000

Issuance of common stock                                   1,000,000        10,000                                       10,000

Conversion of preferred
   stock                      (9,000)        (9,000)       9,000,000        90,000        (81,000)                            -

Net loss
                                   -              -                -             -              -       (19,516)        (19,516)
                             -------       --------        ---------     ---------    -----------   -----------     -----------
Balance, July 31, 1999        80,000        $80,000       18,632,699      $186,327    $ 7,625,369   $(7,998,837)     $ (107,141)
                             =======       ========        =========     =========    ===========   ===========     ===========



                          The accompanying notes are an
                   integral part of these financial statements

                          DALTEX MEDICAL SCIENCES, INC.
                            STATEMENTS OF CASH FLOWS
                       YEARS ENDED JULY 31, 1999 AND 1998

                                                                                   1999              1998
                                                                                   ----              ----
Cash flows from operating activities:
    Net income (loss)                                                           $ (19,516)         $ 877,929

Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
   Gain on settlement and mutual (871,760)
Changes in assets and liabilities:
   Accounts payable accrued expenses                                              (11,838)           (46,796)
                                                                                ---------          ---------

Net cash used in operations:                                                      (31,354)           (40,627)
                                                                                ---------          ---------

Cash flows provided by financing activities:
  Reduction of notes payable                                                      (55,000)
  Proceeds from issuance of stock                                                  76,500
  Increase (decrease) in other liabilities                                        (12,100)            39,600
                                                                                ---------          ---------

Net cash provided by financing activities                                           9,400             39,600
                                                                                ---------          ---------

Net decrease in cash and cash equivalents                                         (21,954)            (1,027)

Cash and cash equivalents, beginning of  period                                    22,495             23,522
                                                                                ---------          ---------

Cash and cash equivalents, end of period                                        $     541          $  22,495
                                                                                =========          =========


Supplemental disclosure of non-cash investing and financing activities:
  Issuance of preferred stock for debt                                          $  22,500          $    --
                                                                                =========          =========

Gain on settlement and mutual
  release agreement of debt                                                     $    --            $ 871,760
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

(b)      Cash and Cash Equivalents

The Company considers securities with maturities of three months or less, when purchased, to be cash equivalents. The carrying amount approximates fair value due to the short-term nature of these instruments.

(c)      Financial Instruments

The carrying values of the Company's financial instruments at July 31, 1999 approximate their estimated fair values.

(d)      Net Income (Loss) Per Common Share

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


1.       Summary of Significant Accounting Policies, (continued)

(e)      Revenue Recognition

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

(g)      Income Taxes

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

(h)      Use of Estimates

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

2.       Going Concern

The accompanying financial statements have been prepared on a going concern basis which contemplates the continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company has accumulated a deficit as of July 31, 1999 of $7,998,837. As of July 31, 1999 and 1998, the Company has $ 541 and $22,495, respectively, in cash and cash equivalents, working capital deficits of $107,141 and $186,625, respectively. The limited current cash balances and significant financial obligations raise substantial doubt that the Company will be able to meet its routine operating costs for all of fiscal 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

                          DALTEX MEDICAL SCIENCES, INC.
                          Notes to Financial Statements

2.       Going Concern (continued)

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

3.       Notes payable

In connection with the Company entering into the Settlement and Mutual Release Agreement with Columbia University (a creditor), the Company agreed to make a $15,000 cash payment, plus sign a non-interest bearing note in the amount of $55,000. The note requires monthly payments of $5,000 per month beginning August 31, 1998. At July 31, 1999 the loan is in default and the remaining unpaid balance is $15,000.

4.       Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

                                                                     1999            1998
                                                                     ----            ----
        Accounts payable and accrued expenses - trade           $     27,682     $     39,520
        Accrued compensation to officer                               60,000           60,000
                                                                ------------     ------------

                                                                $     87,682     $     99,520
                                                                ============     ============

5.       Loans payable

During the year ended July 31, 1998, the Company borrowed $39,600, from unrelated third parties on an unsecured basis. From the amount borrowed, $17,100 accrued interest at 8%, and was repaid in September 1998; $22,500 was non-interest bearing, and was used to acquire common and preferred stock of the Company during 1999.

6.       Capital Stock


         At July 31, 1998 the Company's authorized capital consisted of 1,000,000 shares of Preferred Stock, par value $1.00 per share, and 20,000,000 shares of Common Stock, par value .01 per share. On September 15, 1998 the Company approved the issuance of a series of Preferred Stock to be designated Series A Convertible Preferred Stock, $1.00 par value, to consist of 150,000 shares. Each share of Series A Convertible Preferred Stock is convertible, at the option of the holder thereof, without the payment of additional consideration, at any time into 1,000 shares of Common Stock. The agreement provides that no fractional shares be issued.

                          DALTEX MEDICAL SCIENCES, INC.
                          Notes to Financial Statements

6.       Capital Stock (continued)

         On November 25, 1998 the Company issued 89,000 shares of its Series A Convertible Preferred Stock for $66,500 in cash and the cancellation of $22,500 in debt. In connection with the issuance of the Series A Convertible Preferred Stock the Company has record a deemed preferred stock dividend totaling $890,000 resulting from the discount at conversion of the common stock at date of issuance. Additionally, the Company issued 1,000,000 shares of common stock at $.01 for $10,000.

On June 25, 1999 holders of the Company's Series A Convertible preferred stock converted 9,000 shares of preferred stock into 9,000,000 shares of the company's common stock.

During the years ended July 31, 1997 and 1998, the Board agreed to issue a law firm 50,000 shares of Common Stock, and an individual 50,000 shares of common stock, respectively, in recognition of their valued cooperation over the past several years. Such shares were not issued as of July 31, 1999.

At July 31, 1999, 775,500 shares of the Company's common stock is reserved as potentially issuable under the Company's stock option plan.

7.       Stock Options

At July 31, 1999 the Company only has nonqualified stock options outstanding. The option price when issued generally at fair market value is established by a committee appointed by the Board of Directors. Under the Plan, no options may be exercisable after ten years from the date of grant. Common shares exercisable under option for the year ended July 31, 1999 are summarized as follows:

                                                      Nonqualified Options
                                                      --------------------
                                                   Shares     Wtd. Ave. Price
                                                   ------     ---------------

Outstanding at July 31, 1997                     1,415,500           .11
  Expired                                         (500,000)
                                                 ---------

Outstanding at July 31, 1998                       915,500           .12
  Expired                                          140,500
                                                 ---------

Outstanding at July 31, 1999                       775,500           .02
                                                 =========

The following table summarizes information about all of the stock options outstanding at July 31, 1999:

               Exercise                          Weighted average
                price            Shares           remaining life
                -----            ------           --------------
                $ .01           275,000                 3.0
                  .03           500,000                 8.5

                          DALTEX MEDICAL SCIENCES, INC.
                          Notes to Financial Statements


8.       Income Taxes

The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets as of July 31, 1999 and 1998 are presented as follows:

           Deferred tax assets:                         1999           1998
                                                        ----           ----
           Net operating loss carryforwards         $ 2,406,000    $ 2,399,000
           Research and development tax credits          65,000         65,000
           Noncash compensation charges                 156,000        156,000
           Other                                         46,000         46,000
                                                    -----------    -----------

           Total deferred tax asset                   2,673,000      2,666,000

           Valuation allowance                       (2,673,000)    (2,666,000)
                                                    -----------    -----------

             Net deferred tax asset                 $         -    $         -
                                                    ===========    ===========

The valuation allowance above has been applied to offset the deferred tax assets to recognize the uncertainty of realizing such tax benefits.

At July 31, 1999, the Company has available net operating loss carryforwards of approximately $6,372,000 for federal income tax reporting purposes. The Company also has research and development tax credit carryforwards of $65,000 for Federal income tax reporting purposes which are available to reduce Federal income taxes, if any. These carryforwards have begun expiring in 1999. The Company made no payments of federal or state income taxes during the years ended July 31, 1999 and 1998.

Reconciliation of the Company's provision (benefit) for income taxes to the federal statutory rate for July 31, 1998 is as follows:

                                                          Year ended
                                                         July 31, 1998
           Statutory rate applied to income         ---------------------
              before income taxes                   $ 271,000      34.0%
           State income tax                            79,000       5.0%
           Utilization of net operating loss         (350,000)    (39.0)%
                                                    ---------     -----

                                                    $       -       0.0%
                                                    =========     =====

                          DALTEX MEDICAL SCIENCES, INC.
                          Notes to Financial Statements


9.       License Agreement and Research Grants

In March 1991, the Company entered into a definitive license agreement whereby a leading manufacturer and marketer of catheters and cardiovascular supplies was obligated to pay royalties, including minimum annual royalties, to the Company based upon units sold in several product applications which incorporate the Company's antimicrobial technology. Furthermore, in connection with a patent dispute which was settled in 1995, certain additional royalties were remitted to the Company which, in turn, it remitted to Columbia University pursuant to an exclusive license agreement. On October 27, 1995, the Company modified the original license agreement and received a $600,000 payment as advanced royalties for the period from August 31, 1995 through September 1, 2000, of which 50% was immediately payable to a Columbia University.

Revenue, as well as the expense for the amounts paid to the Columbia University, have been recognized ratably over the term of the agreement; such amounts totaled $127,500, for the year ended July 31, 1998.

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

                          DALTEX MEDICAL SCIENCES, INC.
                          Notes to Financial Statements

9.       License Agreement and Research Grants (continued)

In conjunction with the Settlement and Mutual Release Agreement the Company has recorded a net gain of $871,760 which is computed as follows:

           Release of liability from Columbia University
              and their legal counsel, less $70,000 note          $ 767,610
           Acceleration of amortization of prepaid royalties        165,000
           Officers compensation                                    (60,000)
           Net release of other related assets and liabilities         (850)
                                                                  ---------
                                                                  $ 871,760
                                                                  =========