Form 10QSB
period 1999-10-31
DALTEX MEDICAL SCIENCES INC
filed 1999-12-15
CIK 742686

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT ISSUED UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Three Months Ended October 31, 1999

                         Commission file number 0-14026

                                 ii GROUP, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

              Delaware                                   59-219720
--------------------------------------------------------------------------------
 (State or other jurisdiction of            I.R. S. Employer Identification No.
  incorporation or organization)

        7000 W. Palmetto Park Road, Suite 501, Boca Raton, Florida 33433
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 620-9202
                 ----------------------------------------------
                 Issuer's telephone number, including area code:

                          Daltex Medical Sciences,Inc..
             7777 Glades Road, Suite 211, Boca Raton, Florida 33434
             ------------------------------------------------------
              (Former name or address if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


        Yes      X          No      _______
              --------

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

        Yes   _______       No      _______

                      APPLICABLE ONLY TO CORPORATE ISSUERS
On December 1, 1999, the Registrant had outstanding 372,643 shares of common stock, $.01 par value.

                                  iiGROUP, INC.
                                 BALANCE SHEETS

ASSETS
                                                              October 31,
                                                                 1999               July 31,
                                                             (unaudited)              1999
                                                             -----------              ----
Current assets:
  Cash and cash equivalents                                  $     6,401          $       541
                                                             -----------          -----------

          Total current assets                                     6,401                  541
                                                             -----------          -----------

                                                             $     6,401          $       541
                                                             ===========          ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Notes payable                                              $    30,000          $    15,000
  Accounts payable and accrued expenses                           37,517               87,682
  Loans payable                                                       --                5,000
                                                             -----------          -----------

          Total current liabilities                               67,517              107,682
                                                             -----------          -----------


Stockholders' deficit:
  Preferred stock, $1 par value, authorized
     850,000 shares, 0 shares issued,                                 --                   --
  Series A Preferred stock, $1 par value, authorized
     150,000 shares, 95,000 and 80,000 shares issued
      and outstanding                                             95,000               80,000
  Common stock, $.01 par value;
    Authorized 50,000,000 shares; 372,643 shares
    Issued and outstanding (restated)                              3,727                3,727
  Additional paid-in capital                                   7,807,969            7,807,969
  Retained deficit                                            (7,967,812)          (7,998,837)
                                                             -----------          -----------

          Total stockholders' deficit                            (61,116)            (107,141)
                                                             -----------          -----------

                                                             $     6,401          $       541
                                                             ===========          ===========





                 See accompanying notes to financial statements
                                        1
                                  iiGROUP, INC.
                            STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED OCTOBER 31, 1999, AND 1998

                                                              1999               1998
                                                           (unaudited)        (unaudited)
                                                           ----------         -----------
Expenses:
  General and administrative expenses                          13,975              16,274
                                                           ----------         -----------

Loss from operations before extraordinary item                (13,975)            (16,274)

Extraordinary item:
  Gain on extinguishment of debt
    (net of income taxes of $8,600)                            36,400                  --
                                                           ----------         -----------

Income (loss) before income taxes                              22,425             (16,274)

  Income tax expense (benefit)                                  8,600                  --
                                                           ----------         -----------

Net income (loss)                                          $   31,025         $   (16,274)
                                                           ==========         ===========

Net income (loss) per share information:

  Basic:
    Loss from operations before extraordinary item         $     (.04)        $      (.09)
                                                           ==========         ===========

    Extraordinary item                                     $      .10         $       .00
                                                           ==========         ===========

    Net income (loss) per share                            $      .08         $      (.09)
                                                           ==========         ===========

    Weighted average number of common shares                  372,654             172,660
                                                           ==========         ===========

Diluted:
    Loss from operations before extraordinary item         $     (.04)        $      (.09)
                                                           ==========         ===========

    Extraordinary item                                     $      .10         $       .00
                                                           ==========         ===========

    Net income (loss) per share                            $      .08         $      (.09)
                                                           ==========         ===========

    Weighted average number of common shares                  372,654             172,660
                                                           ==========         ===========



                 See accompanying notes to financial statements
                                  iiGROUP, INC.
                            STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED OCTOBER 31, 1999, AND 1998

                                                                1999               1998
                                                            (unaudited)        (unaudited)
                                                             ---------          ---------
Cash flows from operating activities:
    Net income (loss)                                        $  31,025          $ (16,274)

Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
   Gain on extinguishment of debt                              (45,000)
Changes in assets and liabilities:
  Accounts payable accrued expenses                              9,835            (23,961)
                                                             ---------          ---------

Net cash used in operations:                                    (4,140)           (40,235)
                                                             ---------          ---------

Cash flows provided by financing activities:
  Proceeds from increase of notes payable                       10,000
  Increase (decrease) in other liabilities                          --             32,900
                                                             ---------          ---------

Net cash provided by financing activities                       10,000             32,900
                                                             ---------          ---------

Net increase (decrease) in cash and cash equivalents             5,860             (7,335)

Cash and cash equivalents, beginning of  period                    541             22,495
                                                             ---------          ---------

Cash and cash equivalents, end of period                     $   6,401          $  15,160
                                                             =========          =========


Supplemental disclosure of non-cash
  investing and financing activities:
  Issuance of preferred stock for debt                       $  15,000          $      --
                                                             =========          =========

Gain on settlement and mutual
  release agreement of debt                                  $  45,000          $ 871,760
                                                             =========          =========





                 See accompanying notes to financial statements

                          Notes to Financial Statements
                                October 31, 1999
                                   (Unaudited)


         (1)  Basis of Presentation

         The unaudited condensed financial statements have been prepared from the books and records of iiGroup, Inc. (formerly Daltex Medical Sciences, Inc.) (the "Company") in accordance with generally accepted accounting principles for interim financial information. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         The accompanying unaudited condensed financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited condensed financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended July 31, 1999 as filed with the Securities and Exchange Commission.

         In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended October 31, 1999 are not necessarily indicative of the results to be expected for the full year.

         Going Concern - The report of the Company's independent accountants on their audit of the Company's July 31, 1999 consolidated financial statements contained uncertainties relating to the Company's ability to continue as a going concern. The Company has incurred a loss from operations for the three months ended October 31, 1999, and uncertainties exist with regard to the Company's ability to generate sufficient cash flows from operations or other sources to meet existing obligations, which gives rise to doubts about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         (2)  Stockholders' Equity

         During the three months ended October 31, 1999, the Company's president was issued 15,000 shares of Series A Convertible Preferred Stock in exchange for the cancellation of indebtedness of $45,000. Each share of Series A Convertible Preferred Stock is convertible into 20 shares of Common Stock, or an aggregate of 1,900,000 shares of Common Stock, at any time and votes with the common shares and not as a separate class on any matters coming before the shareholders.

PART I
         ITEM 2.  Management's Discussion and Analysis or Plan of Operation

General

         The following discussion regarding iiGroup and its business and operations contains "forward-looking statements" within the meaning of Private Securities Litigation Reform Act 1995. Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements. iiGroup does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of iiGroup over time means that actual events are bearing out as estimated in such forward looking statements.

         iiGroup is seeking to acquire companies in the Internet or information technology areas. iiGroup's officers and directors have had preliminary contact or discussions with representatives of several companies regarding the possibility of a business combination between iiGroup and such other company, although none of these have resulted in any agreements or understandings and it is possible, if not likely, that no transaction will be consummated with any of these parties.

         The discussion below should be reviewed together with iiGroup's financial statements and the notes thereto.

Results of Operations

         For the three months ended October 31, 1999 and October 31, 1998, iiGroup had no revenue.

         Operating expenses for the three months ended October, 1999 and 1998 consisted principally of general and administrative expenses. General and administrative expenses in the three months ended October 31, 1999 and 1998 were $13,974 and $16,274, respectively. iiGroup expects these expenses to stay low until iiGroup acquires one or more businesses.

         iiGroup realized an extraordinary gain of $36,400 for the three months ended October 31, 1999 from the extinguishment of indebtedness as stock was issued in cancellation of certain liabilities. This resulted in a tax benefit of $8,600.

         iiGroup had net income of $31,025 for the three months ended October 31, 1999 compared to a net loss of $16,274 for the three months ended October 31, 1998, primarily due to the extraordinary gain.

Liquidity and Capital Resources

         At October 31, 1999, iiGroup had cash and cash equivalents of approximately $6,401, representing an increase of approximately $5,860 over the July 31, 1999 balance of cash and cash equivalents. During the three months ended October 31, 1999, iiGroup used net cash for operations of $4,140 as compared to $40,235 in 1998. This change in cash flows from operations was primarily due to decreases in accrued expenses. In addition, iiGroup had a working capital deficit of $61,116 as of October 31, 1999, primarily due to accrued payables and expenses. iiGroup owed $5,000 to Columbia University that was past due.

         In February 1999, iiGroup issued to three investors 1,000,000 shares of common stock at a price of $.01 per share in exchange for the cancellation of

$10,000 in loans from these persons. These investors also were issued 89,000 shares of Series A Convertible Preferred Stock in exchange for $89,000 of cash. During the three months ended October 31, 1999, iiGroup issued an additional 15,000 shares of Series A Preferred Stock to Bruce Hausman, its president, in cancellation of $60,000 of indebtedness. All of the outstanding preferred stock has since been converted to 1,900,000 shares of common stock. In September 1999, iiGroup issued $30,000 principal amount of convertible notes in exchange for cash.

         Management has continued to curtail expenditures in many areas, including discretionary expenditures, in order to focus iiGroup's extremely limited resources in what it believes are the most promising areas of iiGroup's business in the near term. However, there can be no assurance that iiGroup will have sufficient funds to carry out these plans or to remain in business. If iiGroup is unsuccessful in raising additional capital during fiscal year 2000, iiGroup may be unable to continue as a going concern, even with further cost-cutting measures. To meet its long-term liquidity requirements, iiGroup must also generate sufficient income through operations or obtain additional financing as required, as to which there can be no assurance. However, there can be no assurance that iiGroup will be successful in meeting its immediate or long-term liquidity requirements or that iiGroup can continue as a going-concern.

         iiGroup may utilize cash derived from the sale of equity securities, debt securities or bank or other borrowing or a combination thereof as consideration in effecting a Business Combination. Although iiGroup has no commitments as of the date hereof to issue any shares of Common Stock or options or warrants, iiGroup will, in all likelihood, issue a substantial number of additional shares in connection with the consummation of a Business Combination. To the extent that such additional shares are issued, dilution to the interests of iiGroup's stockholders will occur. Additionally, if a substantial number of shares of Common Stock are issued in connection with the consummation of a Business Combination, a change in control of iiGroup may occur which may affect, among other things, iiGroup's ability to utilize net operating loss carry forwards, if any.

Year 2000

         Since iiGroup does not currently have any operations or computer systems, it is not required to make any adjustments for the Year 2000 problem. However, to the extent that iiGroup consummates a Business Combination, it will be required to insure that the Target Business is Year 2000 compliant.

PART II

         ITEM 2. Changes in Securities and Use of Proceeds

         (b) See Item 5 below for a description of the reverse stock split and amendments of the certificate of incorporation.

         (c) In September 1999, iiGroup issued an aggregate of $30,000 of convertible notes to four investors, three of which are directors and the remainder is a principal stockholder of iiGroup.

         ITEM 5. Other Information

         Effective November 29, 1999, iiGroup effected a 1-50 reverse split of its common stock. As a result, there were 372,643 shares of common stock. At the same time, the name was changed from Daltex Medical Sciences, Inc. to iiGroup, Inc. At the same time, the 1999 Stock Option Plan became effective.

         In December 1999, the holders of the outstanding Series A Preferred Stock converted all of their shares into common stock in accordance with the terms.

         In December 1999, iiGroup issued an aggregate of 500,000 shares of common stock and 500,000 options with an exercise price of $1.50 per share to two unaffiliated consultants.

         In December 1999, iiGroup agreed to enter into a consulting agreement with MCG Partners, an affiliate of iiGroup, pursuant to which MCG will receive 2,000,000 shares of restricted common stock in exchange for (i) the assignment to iiGroup of letters of intent to acquire Travlang and @Gov, two internet sites, (ii) providing consulting services, (iii) the provision of office space and administrative services to iiGroup for the past and in the future, and (iv) an agreement to provide or arrange for the provision of additional capital.

         Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits required by Item 601 of Regulations S-B.

         3.1(c) Certificate of Amendment to Certificate of Incorporation (incorporated by reference to the Schedule 14C dated October 29, 1999).

                  (b)      None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.



                                  iiGROUP, INC.

                           By: /s/ Bruce Hausman
                               ----------------------------------------
                               Bruce Hausman, President