Form 10QSB
period 2000-01-31
II GROUP INC
filed 2000-03-16
CIK 742686

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT ISSUED UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Three Months Ended January 31, 2000

                         Commission file number 0-14026

                                 ii GROUP, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

             Delaware                                    59-219720
-------------------------------------------------------------------------------
 (State or other jurisdiction of            I.R. S. Employer Identification No.
  incorporation or organization)

        7000 W. Palmetto Park Road, Suite 501, Boca Raton, Florida 33433
        ----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 620-9202
                                 --------------
                 Issuer's telephone number, including area code:

                     ---------------------------------------
              (Former name or address if changed since last report)


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

        Yes    X          No
             -----            -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS
On March 14, 2000, the Registrant had outstanding 7,622,654 shares of common stock, $.01 par value.

                          ii GROUP, INC. AND SUBSIDIARY
                                 BALANCE SHEETS
                            JANUARY 31, 2000 AND 1999

ASSETS
                                                                 January 31,
                                                                     2000            July 31,
                                                                 (unaudited)           1999
                                                                 -----------           ----
Current assets:
  Cash and cash equivalents                                     $   208,167         $       541
                                                                -----------         -----------

          Total current assets                                      208,167                 541
                                                                -----------         -----------

Marketable securities available
   for sale - GourmetMarket.com                                     810,000
Goodwill - Travlang                                                 390,000                  --
                                                                -----------         -----------


                                                                $ 1,408,167         $       541
                                                                ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Notes payable                                                 $    40,000         $    15,000
  Accounts payable and accrued expenses                              48,213              87,682
  Loans payable primarily relating to Travlang.com                  130,527               5,000
                                                                -----------         -----------

          Total current liabilities                                 218,740             107,682
                                                                -----------         -----------


Stockholders' deficit:
  Preferred stock, $1 par value, authorized
     850,000 shares, 0 shares issued,                                    --                  --
  Series A Preferred stock, $1 par value, authorized
     150,000 shares, 0 and 80,000 shares,
      issued and outstanding                                             --              80,000
  Common stock, $.01 par value;
    authorized 50,000,000 shares; 5,812,654 and
    372, 642 shares issued and outstanding, respectively             73,727               3,727
  Additional paid-in capital                                      9,525,469           7,807,969
  Retained deficit                                               (8,409,769)         (7,998,837)
                                                                -----------         -----------

          Total stockholders' equity (deficit)                    1,189,427            (107,141)
                                                                -----------         -----------

                                                                $ 1,408,167         $       541
                                                                ===========         ===========

                 See accompanying notes to financial statements
                          ii GROUP, INC. AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS
              THREE AND SIX MONTHS ENDED JANUARY 31, 2000 AND 1999

                                                            Six             Six            Three          Three
                                                          Months          Months           Months        Months
                                                          Ended           Ended            Ended          Ended
                                                        January 31,      January 31,     January 31,   January 31,
                                                           2000             1999            2000           1999
                                                       (unaudited)      (unaudited)     (unaudited)    (unaudited)
                                                      ------------    -------------    -------------    ---------
Expenses:
  General and administrative expenses                 $     58,432    $      21,869    $      44,457    $  12,496
  Stock based compensation                                 397,500               --          397,500           --
                                                      ------------    -------------    -------------    ---------

Loss from operations before extraordinary item            (455,932)         (21,869)        (441,957)     (12,496)

Extraordinary item:
  Gain on extinguishment of debt
    (net of income taxes of $8,600)                         36,400               --               --           --
                                                      ------------    -------------    -------------    ---------

Income (loss) before income taxes                         (419,532)         (21,869)        (441,957)     (12,496)

  Income tax (expense) benefit                               8,600               --               --           --
                                                      ------------    -------------    -------------    ---------

Net income (loss)                                     $   (410,932)   $     (21,869)   $    (441,957)   $ (12,496)
                                                      ============    =============    =============    =========

Net income (loss) per share information:

  Basic:
    Loss from operations before extraordinary item    $       (.25)   $        (.12)   $        (.14)   $    (.07)
                                                      ============    =============    =============    =========

    Extraordinary item                                $        .02    $         .00    $         .00    $     .00
                                                      ============    =============    =============    =========

    Net income (loss) per share                       $       (.23)   $        (.12)   $        (.14)   $    (.07)
                                                      ============    =============    =============    =========

    Weighted average number of common shares             1,752,979          179,937        3,133,307      187,219
                                                      ============    =============    =============    =========

Diluted:
    Loss from operations before extraordinary item    $       (.25)   $        (.12)   $        (.14)   $    (.07)
                                                      ============    =============    =============    =========

    Extraordinary item                                $        .02    $         .00    $         .00    $     .00
                                                      ============    =============    =============    =========

    Net income (loss) per share                       $       (.23)   $        (.12)   $        (.14)   $     .07
                                                      ============    =============    =============    =========

    Weighted average number of common shares             1,752,979          179,937        3,133,307      187,219
                                                      ============    =============    =============    =========


                 See accompanying notes to financial statements
                          ii GROUP, INC. AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JANUARY 31, 2000 AND 1999

                                                                              Six Months         Six Months
                                                                                 Ended              Ended
                                                                              January 31,        January 31,
                                                                                 2000                1999
                                                                              (unaudited)        (unaudited)
                                                                              ----------         ----------
Cash flows from operating activities:
    Net income (loss)                                                          $(410,932)        $ (21,869)

Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
   Gain on extinguishment of debt                                                (45,000)
   Issuance of stock for compensation                                            397,500
Changes in assets and liabilities:
  Accounts payable accrued expenses                                               20,531            (5,271)
                                                                               ---------         ---------

Net cash used in operations:                                                     (37,901)          (27,140)
                                                                               ---------         ---------

Cash flows provided by investing activities:
  Acquisition of Travlang                                                       (119,473)               --
                                                                               ---------         ---------

Cash flows provided by financing activities:
  Proceeds from increase of notes payable                                         25,000
  Issuance of preferred stock                                                                       89,000
  Issuance of common stock                                                       345,000            10,000
  Increase in subscriptions receivable                                                             (19,000)
  Increase (decrease) in other liabilities                                        (5,000)          (74,600)
                                                                               ---------         ---------

Net cash provided by financing activities                                        365,000             5,400
                                                                               ---------         ---------

Net increase (decrease) in cash and cash equivalents                             207,626           (21,740)

Cash and cash equivalents, beginning of  period                                      541            22,495
                                                                               ---------         ---------

Cash and cash equivalents, end of period                                       $ 208,167         $     755
                                                                               =========         =========

Supplemental disclosure of non-cash investing and financing activities:
   Acquisition of travlang with debt                                           $ 130,527         $    --
                                                                               =========         =========
   Acquisition of travlang with stock                                          $ 140,000         $    --
                                                                               =========         =========
   Acquisition of marketable securities available for sale                     $ 810,000         $    --
                                                                               =========         =========
   Issuance of preferred stock for debt                                        $  15,000         $    --
                                                                               =========         =========

Gain on settlement and mutual
  release agreement of debt                                                    $  45,000         $ 871,760
                                                                               =========         =========

                 See accompanying notes to financial statements

                          Notes to Financial Statements
                                January 31, 2000
                                   (Unaudited)


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

         In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended January 31, 2000 are not necessarily indicative of the results to be expected for the full year.

         (2)  Stockholders' Equity

         During the three months ended January 31, 2000, all outstanding shares of Series A Convertible Preferred Stock were converted into an aggregate of 1,900,000 shares of Common Stock. During this period the Company sold an aggregate of 690,000 shares of Common Stock for proceeds of $345,000. Subsequent to January 31, 2000, the Company sold an additional 1,610,000 shares for proceeds of $805,000.

         (3)  Travlang.com Acquisition

         In January 2000, the Company entered into an acquisition agreement to buy the assets of Travlang.com, a premier Internet foreign travel language web site. The terms of the purchase were 250,000 shares of iiGroup common stock and $250,000 payable as follows: (i) $50,000 in cash on January 14, 2000, (ii) $100,000 cash on or before February 15, 2000, and (iii) assumption of $100,000 of liabilities by iiGroup, including $40,000 advanced by MCG Partners. A portion of the cash due and liabilities are reflected on the balance sheet as loans payable.

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

         iiGroup is an Internet holding company actively engaged in content-based Internet sites. Its goal is to become the premier content provider for information on the net to a broad range of people. iiGroup believes that the banding together of several content-oriented web sites will attract a large audience, create efficiencies of scale, and be cost effective, resulting in increased revenues and net income for the individual sites.

         iiGroup's operating strategy is to integrate partner companies into a collaborative network that leverages its collective end-users, resources, and economies of scale. With the goal of holding partner company interests for the long term, iiGroup will use these collective resources to actively develop the business strategies, operations, and management teams of its partner companies.

         The Internet continues to grow and expand, creating an opportunity for the roll-up identified by iiGroup. The current trend to build a web site and spend millions of dollars to drive visitors to the site is fast becoming passe. iiGroup has identified a number of content-based web sites which it plans to rapidly roll up into the company.

         As the major portal sites and e-commerce sites have spent millions to create traffic, they have found the need to supply fresh and needed content for their visitors to create "stickiness" to the site. Every service asset results in a proliferation of similar services on competing sites. The battle to increase and maintain traffic will not abate in the near future. iiGroup is ready to offer needed "sticky" products that are content based and will allow the company to increase revenue and company value.

         iiGroup is seeking to acquire businesses in the Internet or information technology areas. iiGroup has acquired Travlang.com, and is currently involved in dialogue with representatives of other content-based Internet companies. Travlang.com, is a foreign language and travel site that has existed for nearly five years and is recognized as the leader in providing free access to over seventy foreign language translation dictionaries to over one and a half million unique visitors a month. Travlang.com recently entered into an agreement with Alta Vista to provide content to the Alta Vista World Channel.

         In addition, iiGroup will also make investments in e-commerce and technology companies in order to exploit the information and content they have, and to create revenue streams from the millions of visitors iiGroup has captured on its content-based Internet sites. One of the e-commerce companies that iiGroup is investing in is GourmetMarket.com.

         iiGroup's goal is to be the premier content provider on the Internet, using a syndication model similar to television and radio. iiGroup will be aggressively focusing on companies that have content that will be useful to a particular audience, such as. Travlang.com for travelers. This content will then be built to bring the audience to the web site. Once a user is at the web site, iiGroup will offer services and products to those visitors through partnerships with other companies, using the systems that we already have in place. In addition, relationships with other portals and web sites seeking to increase continuous traffic on their sites will be established to set up mirror sites with revenue splitting arrangements that will attract more visitors to our sites and add value to iiGroup.

         The discussion below should be reviewed together with iiGroup's financial statements and the notes thereto.

Results of Operations

         For the three and six months ended January 31, 2000 and January 31, 1999, iiGroup had no revenue.

         Operating expenses for the three months ended January 31, 2000 and 1999 consisted principally of general and administrative expenses. General and administrative expenses for the three months ended January 31, 2000 and 1999 were $44,457 and $12,496, respectively and were $58,432 and $21,869 for the six months ended January 31, 2000 and 1999. iiGroup expects these expenses to increase as a result of the Travlang.com transaction and ongoing activities as its business develops. In addition, during the three months ended January 31, 2000, iiGroup had a noncash charge of $397,500 for the issuance of stock issued for compensation.

         iiGroup realized an extraordinary gain of $36,400 for the six months ended January 31, 2000 from the extinguishment of indebtedness as stock was issued in cancellation of certain liabilities. This resulted in a tax benefit of $8,600.

         iiGroup had a net loss of $441,957 for the three months ended January 31, 2000 compared to a net loss of $12,496 for the three months ended January 31, 1999, and a net loss of $410,932 for the six months ended January 31, 2000 compared to a net loss of $21,869 for the six months ended January 31, 1999, primarily due to the noncash compensation charges.

Liquidity and Capital Resources

         At January 31, 2000, iiGroup had cash and cash equivalents of approximately $208,167, compared to $541 at July 31, 1999. The increase was primarily due to the receipt of approximately $345,000 from an ongoing private placement. An additional $805,000 was raised in February 2000. During the six months ended January 31, 2000, iiGroup used net cash for operations of $37,901 as compared to $27,140 in 1999. This change in cash flows from operations was primarily due to changes in accrued expenses. In addition, iiGroup had a working capital deficit of $10,573 as of January 31, 2000, primarily due to the $130,527 in liabilities owed on the purchase of Travlang.com, all of which were paid in February 2000 from the additional private placement proceeds.

         Management has limited expenditures in many areas, including discretionary expenditures, in order to focus iiGroup's resources in what it believes are the most promising areas of iiGroup's business in the near term. However, there can be no assurance that iiGroup will have sufficient funds to carry out these plans or to remain in business. Although iiGroup has sufficient resources to carry out its business plan for the remainder of 2000, there can be no assurance that iiGroup will be successful in meeting its long-term liquidity requirements.

         iiGroup may utilize cash derived from the sale of equity securities, debt securities or bank or other borrowing or a combination thereof as consideration in effecting future acquisitions, joint ventures or investments. Although iiGroup has no commitments as of the date hereof to issue any additional shares of common stock or options or warrants, iiGroup will, in all likelihood, issue additional shares in connection with the consummation of transactions. To the extent that such additional shares are issued, dilution to the interests of iiGroup's stockholders will occur. Additionally, if a substantial number of shares of common stock are issued in connection with the consummation of one or more transactions, a change in control of iiGroup may occur which may affect, among other things, iiGroup's ability to utilize net operating loss carry forwards, if any.

PART II

         ITEM 2. Changes in Securities and Use of Proceeds

         Effective November 29, 1999, iiGroup effected a 1-for-50 reverse split of its common stock. As a result, there were 372,643 shares of common stock. At the same time, the name was changed from Daltex Medical Sciences, Inc. to iiGroup, Inc. At the same time, the 1999 Stock Option Plan became effective.

         In December 1999, the holders of the outstanding Series A Preferred Stock converted all of their shares into common stock in accordance with the terms.

         In December 1999, iiGroup agreed to issued an aggregate of 300,000 shares of common stock and 200,000 options with an exercise price of $1.50 per share to one unaffiliated consultant. A registration statement on Form S-8 was filed in January 2000 for these securities.

         In December 1999 and January 2000, iiGroup sold an aggregate of 690,000 shares of Common Stock for $.50 per share or proceeds of $345,000 to 14 accredited investors in a transaction exempt from registration pursuant to Rule 506.

         In January 2000, in connection with the Travlang.com acquisition, iiGroup issued Dr. Michael Martin 100,000 options to purchase common stock at $3.00 per share.

         ITEM 5. Other Information

         In February 2000, Scott Holmes became a director of iiGroup. Mr. Holmes graduated from Cornell University with a BS in Industrial Engineering and then received his MBA in finance from the Wharton School of the University of Pennsylvania. Scott spent over 25 years with Shared Medical Systems, where he started in the sales area and eventually became the manager of the Mid-Atlantic/Southeast region. In 1979 he was promoted to Vice President of Marketing for Shared Medical Systems and worked directly with the CEO of the company in a number of capacities including Multi-Hospital National Sales Manager, Vice President of Corporate Communications, and Vice President of Canadian operations.

         In February 2000, Louis R.M. Del Guercio, M.D. and Herbert J. Mitchele, Jr. both resigned as directors.

         As previously disclosed, effective January 31, 2000, Neil Swartz was elected President and a director of iiGroup. Mr. Swartz is currently a principal of MCG Partners with C. Lawrence Rutstein, who is also a director of iiGroup. MCG Partners is a merchant banking firm. Bruce Hausman, formerly president, remains a director, secretary and treasurer.

         In December 1999, iiGroup agreed to exchange 500,000 shares of its restricted common stock with MCG Partners for 500,000 shares of

Gourmetmarket.com's restricted common stock. At the time of the transaction, Gourmetmarket.com's shares were trading at $1.60 per share and iiGroup's shares were trading at $.75 per share. MCG Partners is a principal stockholder of both iiGroup and Gourmetmarket.com.

         The Company also cancelled its consulting agreement with Mull & Paige and never issued the shares or options provided for in such agreement.

         Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits required by Item 601 of Regulations S-B.

                           Exhibit 27

                  (b)      None


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.



                                                 iiGROUP, INC.


                                             By: /s/ Neil Swartz
                                                 ----------------------
                                                 Neil Swartz, President