Form 10QSB
period 2000-04-30
II GROUP INC
filed 2000-06-08
CIK 742686

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)

     X   Quarterly report under Section 13 or 15(d) of the Securities Exchange
    ---  Act of 1934
         For the quarterly period ended April 30, 2000

         Transition report under Section 13 or 15(d) of the Exchange Act for the transition period from __________ to ___________.

                         Commission file number 0-14026

                                 ii GROUP, INC.
                                 --------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                 Delaware                                  13-3174562
    -------------------------------                  ----------------------
    (State or Other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                  (Identification No.)

       7000 West Palmetto Park Road, Suite 510, Boca Raton, Florida 33433
       ------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (561) 620-9202
                (Issuer's Telephone Number, Including Area Code)

          -------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X      No
     -----      -----

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS
         Check whether the registrant filed all documents and reports required to be filed by Section 12,13, or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
YES_____ NO_____


Number of shares of common stock outstanding as of May 15, 2000: 7,625,660

   Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                                  ----    ----

                                      INDEX

                                                                                                Page
PART I            FINANCIAL INFORMATION
                  Item 1.  Consolidated Financial Statements
                                    Balance Sheet as of April 30, 2000                           3
                                    Statements of Operations for the three
                                       month and nine month periods ended
                                       April 30, 2000 and 1999                                   4
                                    Statement of Stockholders' Equity for the
                                       nine months ended April 30, 2000                          5
                                    Statements of Cash Flows for the nine months
                                       ended April 30, 2000 and 1999                             6
                                    Notes to Financial Statements                                7
                  Item 2.  Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations                          9
PART II  OTHER INFORMATION                                                                       13
                  Item 1.  Legal Proceedings                                                     13
                  Item 2.  Changes in Securities                                                 13
                  Item 3.  Defaults Upon Senior Securities                                       13
                  Item 4.  Submission of Matters to a Vote of Security Holders                   13
                  Item 5.  Other Information                                                     13
                  Item 6.  Subsequent Events                                                     13
                  Item 7.  Exhibits and Reports on Form 8-K                                      14
SIGNATURE                                                                                        15


                                 ii GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                 April 30, 2000
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS
     Cash                                                                                    $    423,156
     Accounts receivable, less allowance for doubtful accounts of $15,927                          27,104
     Prepaid expenses                                                                               2,269
                                                                                             ------------
         Total current assets                                                                     452,529
                                                                                             ------------

PROPERTY AND EQUIPMENT, At Cost
     Furniture and Fixtures                                                                         2,102
     Computer Software and Hardware                                                                 4,427
                                                                                             ------------
                                                                                                    6,529
     Less accumulated depreciation                                                                     79
                                                                                             ------------
         Net property and equipment                                                                 6,450
                                                                                             ------------

OTHER ASSETS
     Investments Stocks                                                                           500,000
     Note Receivable - Bridge Notes                                                               253,333
     Deposits                                                                                       1,158
     Goodwill Travlang, less accumulated amortization of $43,333                                  346,667
                                                                                             ------------
         Total other assets                                                                     1,101,158
                                                                                             ------------

              Total assets                                                                   $  1,560,137
                                                                                             ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current maturities of long-term debt                                                    $     40,000
     Accounts payable                                                                              28,004
     Accrued expenses                                                                               2,028
     Notes payable                                                                                 20,000
                                                                                             ------------
         Total current liabilities                                                                 90,032
                                                                                             ------------

LONG-TERM DEBT                                                                                          0
                                                                                             ------------

STOCKHOLDERS' EQUITY
       Preferred stock, [Series A] $1 par value; authorized 150,000 shares:
         issued 0, Preferred stock, $1.00 par value, authorized 850,000 shares:
         issued 0
     Common stock, $.01 par value; authorized 50,000,000 shares:
         issued and outstanding 7,623,654 shares                                                   76,237
     Additional paid-in capital                                                                10,095,768
     Accumulated deficit                                                                       (8,551,900)
     Less subscriptions receivable                                                               (150,000)
                                                                                             ------------
     Total stockholders' equity                                                                 1,470,105
                                                                                             ------------

              Total liabilities and stockholders' equity                                     $  1,560,137
                                                                                             ============



                 See Notes to Consolidated Financial Statements
                                 ii GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three Month Period                    Nine Month Period
                                                              Ended April 30                       Ended April 30,
                                                              --------------                       ---------------
                                                          2000            1999               2000               1999
                                                          ----            ----               ----               ----
Revenues                                            $    77,218       $      0.00         $    77,218       $       0.0
Cost of Revenues                                         22,612                 0              22,612                 0
                                                    -----------       -----------         -----------       -----------
Gross Profit [Loss]                                      54,606                 0              54,606                 0

Operating Expenses
 Stock Compensation for Services                         75,000              --               472,500              --
 Marketing and Internet Expenses                          6,000                                 6,000
 General and administrative                              83,860             1,450             137,260            23,319
                                                    -----------       -----------         -----------       -----------
                                                        164,860             1,450             615,760            23,319
                                                    -----------       -----------         -----------       -----------

Loss from Operations                                   (110,254)           (1,450)           (561,154)          (23,319)
                                                                      -----------                           -----------

Other Income (Expenses)
 Interest Income                                          8,014                                 8,014
 Miscellaneous Expenses                                 (28,379)                              (43,646)
 Interest expense                                          (678)             --                (1,277)             --
                                                    -----------       -----------         -----------       -----------
 Total Other Income (Expenses)                          (21,043)                0             (36,909)
                                                    -----------       -----------         -----------

Loss before extraordinary items:                       (131,297)           (1,450)           (598,063)          (23,319)
                                                    -----------       -----------         -----------       -----------

Extraordinary Items;                                          0                 0              36,400                 0
                                                                      -----------                           -----------

Loss before taxes                                      (131,297)           (1,450)           (561,663)          (23,319)
                                                    -----------       -----------         -----------       -----------

Income Tax benefit                                            0                 0               8,600                 0
                                                    -----------       -----------         -----------       -----------
                                                                                                                      0
Net income (loss)                                   $  (131,297)      $    (1,450)        $  (553,063)      $   (23,319)
                                                    ===========       ===========         ===========       ===========

Basic:
Loss from operations before extraordinary item      $    (0.017)      $    (0.007)        $    (0.163)      $    (0.122)
                                                    -----------       -----------         -----------       -----------
Extraordinary item                                  $     0.000       $     0.000         $     0.009       $     0.000
                                                    -----------       ===========         -----------       -----------
Net income/(loss) per share                         $    (0.017)      $    (0.007)        $    (0.151)      $    (0.122)
                                                    -----------       -----------         -----------       -----------

Weighted average number of common shares              7,563,287           192,654**         3,661,476           190,683**
                                                    ===========       ===========         ===========       ===========

Diluted:
Loss from operations before extraordinary item      $    (0.017)      $    (0.007)        $    (0.163)      $    (0.122)
                                                    -----------       -----------         -----------       -----------
Extraordinary item                                  $     0.000       $     0.000         $     0.009       $     0.000
                                                    -----------       -----------         -----------       -----------
Net income/(loss) per share                         $    (0.017)      $    (0.007)        $    (0.151)      $    (0.017)
                                                    -----------       -----------         -----------       -----------
 Weighted average number of common shares             7,563,287           192,654**         3,661,476           190,683**
                                                    ===========       ===========         ===========       ===========


 ** Effective November 29, 1999, ii Group, effected a 1 for 50 reverse split of its common stock. As a result there was 372,643 shares of Common Stock at such date.

See Notes to Consolidated Financial Statements
                                 ii GROUP, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
                        NINE MONTHS ENDED APRIL 30, 2000
                                   (Unaudited)


                                   Series A
                                   Preferred Stock Par  Common $.01 par value
                                   Shares    Value           Stock,
                                                                                Additional                 Retained
                                                                     Common      Paid-in    Subscription   earnings
                                                       Shares        Stock       capital     Receivable    (deficit)      Total
                                                       ------        -----       -------     ----------    ---------      -----
Balance (deficit), July 31, 1999     80,000   80,000    18,632,699    186,327     7,625,369                 (7,998,837)    (107,141)


50 for 1 reverse stock split**                         (18,260,045)  (182,600)      182,600                                       -

Issuance of preferred stock          15,000   15,000                                                                         15,000
Conversion of preferred stock       (95,000) (95,000)    1,900,000     19,000        76,000                                       -
Private Placement                                        2,300,000     23,000     1,127,000    (150,000)                  1,000,000
   Private placement expenses                                                          (835)                                   (835)
Stock issued for compensation                            2,101,000     21,010       380,134                                 401,144
Acquisition of Travlang                                    250,000      2,500       137,500                                 140,000
Stock swap for GMC Stock                                   500,000      5,000       495,000                                 500,000
Stock issued for compensation                              200,000      2,000        73,000                                  75,000


Net loss - April 30,2000                                                                                      (553,063)    (553,063)
                                   --------   ------    ----------   --------   -----------   ---------    -----------   ----------
Balance (deficit) April 30, 2000          0        0     7,623,654    $76,237   $10,095,768   ($150,000)   ($8,551,900)  $1,470,105
                                   ========   ======    ==========   ========   ===========   =========    ===========   ==========



** Effective November 29, 1999, ii Group, effected a 1 for 50 reverse split of its common stock. As a result there was 372,643 shares of Common Stock outstanding on such date.


                 See Notes to Consolidated Financial Statements
                                 ii GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED April 30, 2000 AND 1999
                                   (Unaudited)

                                                                         April 30, 2000           April 30, 1999
                                                                         --------------           --------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                                              $  (553,063)             $   (23,319)
     Item not requiring cash:
        Depreciation                                                           43,412
        Non cash compensation                                                 472,500
        Gain on extraordinary items:                                          (45,000)
    Changes in:
        Accounts receivable                                                   (27,103)
        Prepaid expenses                                                       (1,158)
        Other assets                                                           (2,269)
        Accounts payable and accrued expenses                                  (3,154)                  (5,472)
                                                                          -----------              -----------
             Net cash provided (used) in operating activities                (115,835)                 (28,791
                                                                          -----------              -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                         (6,529)
    Asset Purchase                                                           (250,000)
    Investments - Bridge Notes                                               (253,333)
    Notes Payables                                                                  0
                                                                          -----------              -----------
        Net cash provided (used) in investing activities                     (509,862)                       0
                                                                          -----------              -----------
CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from Note Payables                                                40,000
    Paid in Capital                                                              (835)
    Proceeds from issuance of common stock                                  1,009,175                    9,400
                                                                          -----------              -----------
        Net cash provided (used) in financing activities                    1,048,312                    9,400
                                                                          -----------              -----------
INCREASE (DECREASE) IN CASH                                                   422,615                  (19,391)
CASH, BEGINNING OF PERIOD                                                         541                   22,495
                                                                          -----------              -----------
CASH, END OF PERIOD                                                       $   423,156              $     3,104
                                                                          ===========              ===========


                 See Notes to Consolidated Financial Statements
                                 ii GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Company
         ii GROUP, INC., (the" Company") is an Internet strategic management company that invests in operating internet companies and relevant technologies, and provides management services to those companies. Our goal through our investments and services is to provide companies with the missing ingredients that are needed in order for them to grow and prosper.

         ii Group looks for undervalued properties that can utilize and benefit from the collaborative network of our portfolio companies. The network is comprised of companies in which iiGroup has invested both time and money, and has been designed so that the portfolio companies can share information, advertising, and personnel, and take maximum advantage of the synergies inherent in the network. The ability to share resources will reduce the costs of attracting users and personnel. It will also give the executives of the portfolio companies the opportunity to benefit from their collective skills and expertise.

Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended July 31, 1999.

NOTE 2:  INTERIM FINANCIAL STATEMENTS
         The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB of the Securities and Exchange Commission and in accordance with generally accepted accounting principles applicable to interim financial statements and do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. The financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes of the Company for the year ended July 31, 1999, which are included in its Annual Report on Form 10-KSB for the fiscal year ended July 31, 1999.

         In the opinion of the management of the Company, the accompanying consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company as of April 30, 2000 and the results of its operations, stockholders' equity and cash flows for the three month period and nine month periods then ended.

         The results of operations for the period ended April 30, 2000, are not necessarily indicative of the results to be expected for the entire year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

NOTE 3:  INCOME PER SHARE INFORMATION
         In 1998, the Company adopted SFAS No. 128, (Earnings Per Share), which requires the reporting of both basic and diluted earnings per share. Basic net loss per share is determined by dividing income/[loss] available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted gain/[loss] per share reflects the potential dilution that could occur if options or other contacts to issue common stock were exercised or converted into common stock, as long as the effect of their inclusion is not anti-dilutive.

         On November 29, 1999, iiGroup, Inc, effected a 1-50 reverse split of its common stock. As a result, there were 372,642 shares of common stock outstanding after the split.

NOTE 4:  CONVERTIBLE DEBENTURES
         In September and October 1999, the company issued five 6% convertible notes, for a total of $40,000. The conversion rate is $.50. These notes mature in 2000, with interest accrued and paid semi-annually. These notes and the shares of common stock issuable upon its conversion have not been registered under the Securities Act of 1933, as amended, or qualified under any other applicable securities laws. As a result, no sale or transfer of these notes or such shares of common stock may be made except in compliance with or pursuant to an exemption from such laws.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

General
         Forward Looking-Statements. When used in this report, press releases and elsewhere by the management of the Company from time to time, the words "believes", "anticipates", and "expects" and similar expressions are intended to identify forward-looking statements that involve certain risks and uncertainties. Additionally, certain statements contained in this discussion may be deemed forward-looking statements that involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the ability of the Company to meet its working capital and liquidity needs, the status of relations between the Company, its primary customers and distributors, the availability of long-term credit, unanticipated changes in the U.S. and international economies, business conditions and growth in the e-commerce and the timely development and acceptance of new products, the impact of competitive products and pricing, and other risks detailed from time to time in the Company's SEC reports. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         Going Concern. The Company has limited expenditures in many areas, including discretionary expenditures, in order to focus iiGroup's resources in what it believes are the most promising areas of the Company's business. However, there can be no assurance that the Company will have sufficient funds to carry out these plans or to remain in business. Although iiGroup, has sufficient resources to carry out its business plan for the remainder of 2000, there can be no assurance that iiGroup, will be successful in meeting it long-term liquidity requirements. The Company experienced a loss from operations in 1999 and had a working capital deficit at July 31, 1999 and its accountants issued a going concern opinion. The Company experienced a loss from operations of $125,563 (prior to stock compensation expense and extraordinary items), for the nine months ended April 30, 2000, and had a positive working capital of $362,497 at April 30, 2000. Also, our liquidity needs could exceed the amount of the Company's future ability for equity financing. See "--Liquidity and Capital Resources."

Overview

         On January 14, 2000 the Company purchased the assets of Travlang.com, an Internet foreign travel language web site from GourmetMarket.com, Inc., a publicly traded related party. Terms of the purchase were 250,000 common shares of iiGroup, valued at $140,000 [0.56 per share] and $250,000 paid as follows:
$191,028 cash, and the assumption of $58,973 of Travlang.com liabilities. This asset purchase is the first step in the Company's plan to become a content provider on the Internet.

         Travlang.com is a foreign language and travel site that has existed for nearly five years and is recognized as the leader in providing free access to over 70 foreign language translation dictionaries to over one and a half million unique visitors a month. Travlang.com recently entered into an agreement with Alta Vista to provide content to the Alta Vista World Channel. Travlang.com's main source of revenue is from the sale of advertising on its site. The Company currently has a contract with 24/7 Media and several travel companies.

         The Company will make investments in e-commerce and technology companies in order to exploit the information and content it has, and to create revenue streams from the millions of visitors iiGroup has captured on its content-based Internet sites. To date the Company has either purchased or invested in the following:

         o    Travlang.com - content

         o    GourmetMarket.com, Inc. - e-commerce

         The Company will be aggressively focusing on companies that have both e-commerce and content that will be useful to a particular audience. Once a user is at the web site, iiGroup, will offer services and products to those visitors through partnerships with other companies. iiGroup will establish relationships with other portals and web sites to increase the continuous traffic on their sites with revenue splitting arrangements that will attract more visitors to our sites and add value to iiGroup.

Results of Operations
         The discussion and analysis set forth below is for the three and nine months ended April 30, 2000 and April 30, 1999. It should be read in conjunction with our Financial Statements and the related Notes thereto appearing elsewhere in this quarterly report. The information presented for the nine months ended April 30, 2000, and April 30, 1999, was derived from unaudited financial statements which, in our opinion, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation.

Three Months Ended April 30, 2000 Compared to the Three Months Ended April 30, 1999

         Net sales for the three months ended April 30, 2000 increased by $77,218, to $77,218 from $0 for the three months ended April 30, 1999. Net sales for the three months ended April 30, 2000 of Travlang, and other commissions were $77,178, and $40 respectively, as compared with $0 and $0, respectively, for the three months ended April 30, 1999 The increase in sales resulted primarily from the Company's purchase of Travlang. While the cost and effectiveness of each advertising program varies, our current rate of repeat visitors to the site is between 1.25% and 2%.

         Cost of goods sold for the three months ended April 30, 2000 increased by $22,612, to $22,612 from $0 for the three months ended April 30, 1999. The increase in cost of sales comes from the purchase of Travlang. Advertising expense is the highest operating cost that the company occurs. The Web hosting, site and management are usually at fixed rates with small variable components.

         Gross profit for the three months ended April 30, 2000 was $54,606, or 70.72% of net sales, compared to $0 or 0% of net sales, for the three months ended April 30, 1999 The increase in gross profit was primarily due to the acquisition of Travlang. For the three months ended April 30, 2000, Travlang, and other commissions accounted for 99.95% and .05% of net sales, respectively, as compared with 0%, and 0% of net sales, respectively, for the three months ended April 30, 1999.

         Marketing and Internet expenses increased by $6,000 to $6,000, for the three months ended April 30, 2000, from $0.00, for the three months ended April 30, 1999. This increase in marketing and Internet expenses resulted from as consulting agreement for site content and upgrades. General and administrative expenses were $83,860 for the three months ended April 30, 2000, compared with $1,450, for the three months ended April 30, 1999, The increase in the general and administrative expenses was due to the fact that business has been developing, and iiGroup organized an infra structure of qualified staff. In the three months ended April 30, 2000, the Company had a non cash charge of $75,000 for issuance of stock for compensation.

         The Company's interest expense for the three months ended April 30, 2000 was $678 as compared with $0, for the three months ended April 30, 1999. The increase in interest expense was primarily due to increase of loans by related parties and loans by third parties.

         As a result of the foregoing, the Company's net loss for the three months ended April 30, 2000 was $131,297 compared to a net loss of $1,450 for the three months ended April 30, 1999.

Nine Months Ended April 30, 2000 Compared to the Nine Months Ended
April 30, 1999

         Net sales for the nine months ended April 30, 2000 increased by $77,218, to $77,218 from $0 for the three months ended April 30, 1999. Net sales for the nine months ended April 30, 2000 of Travlang, and other commissions were $77,178, and $40 respectively, as compared with $0 and $0, respectively, for the nine months ended April 30, 1999. The increase in sales resulted primarily from the Company's purchase of Travlang.

         Cost of goods sold for the nine months ended April 30, 2000 increased by $22,612, to $22,612 from $0 for the nine months ended April 30, 1999. The increase in cost of sales came from the purchase of Travlang.

         Gross profit for the nine months ended April 30, 2000 was $54,6061, or 70.721% of net sales, compared to $0 or 0% of net sales, for the nine months ended April 30, 1999. The increase in gross profit was primarily due to the acquisition of Travlang. For the nine months ended April 30, 2000, Travlang, and other commissions accounted for 99.95% and .05% of net sales, respectively, as compared with 0%, and 0% of net sales, respectively, for the nine months ended April 30, 1999.

         Marketing and Internet expenses increased by $6,000 to $6,000, for the nine months ended April 30, 2000, from $0, for the nine months ended April 30, 1999. This increase in marketing and Internet expenses resulted from as consulting agreement for site content and upgrades. General and administrative expenses were $137,260 for the nine months ended April 30, 2000, compared with $23,319, for the nine months ended April 30, 1999. The increase in the general and administrative expenses was due to the fact that business has been developing, and has organized an infra structure of qualified staff. In the nine months ended April 30, 2000, the Company had a non cash charge of $472,500 for issuance of stock for compensation and $36,400 extraordinary gain for the nine months ended April 30, 2000 for the extinguishment of prior indebtedness. This extraordinary gain resulted in a tax benefit of $8,600.

         The Company's interest expense for the nine months ended April 30, 2000 was $1,278 as compared with $0, for the nine months ended April 30, 1999. The increase in interest expense was primarily due to increase of loans by related parties and loans by third parties.

         As a result of the foregoing, the Company's net loss for the nine months ended April 30, 2000 was $598,063 compared to a net loss of $23,319 for the nine months ended April 30, 1999.

         For the nine months ended April 30, 2000, the Company realized an extraordinary gain $45,000, which reduced the Company's net loss the for nine months ending April 30, 2000 to $553,063.

Liquidity and Capital Resources

         The Company has limited expenditures in many areas, including discretionary expenditures, in order to focus iiGroup's resources in what it believes are the most promising areas of the Company's business. However, there can be no assurance that the Company will have sufficient funds to carry out these plans or to remain in business. Although iiGroup, has sufficient resources to carry out its business plan for the remainder of 2000, there can be no assurance that iiGroup, will be successful in meeting its long-term liquidity requirements. The Company experienced a loss from operations in 1999 and had a working capital deficit at July 31, 1999. The Company experienced a loss from operations of $125,562 (this does not reflect the Stock compensation and extraordinary items), for the nine months ended April 30, 2000, and had a positive working capital of $362,497 at April 30, 2000. Also, our liquidity needs could exceed the amount of the Company's future ability for equity financing.

         In January and February, 2000, the Company raised $1.15 million from a private placement offering, of a minimum of 1,000,000 shares and a maximum of 4,000,000 shares at $.50 per share. This offering was not registered under the Securities Act, and the Shares are were offered in reliance upon the exemption under Section 4(2) of the Securities Act, including but not limited to Rule 506 of Regulation D.

         The Company may utilize cash derived from the sales of equity securities, debt securities or bank or other borrowings or a combination thereof as consideration in effecting future acquisitions, joint ventures or investments. Also, iiGroup, will, in all likelihood, issue additional shares in connection with the consummation of transactions. To the extent that such additional shares are issued, dilution of the interests of the Company's shareholders will occur.

         In February 2000, the iiGroup, loaned a total of $250,000 to GourmetMarket.com, Inc., ("GMC") pursuant to 8% Convertible Bridge Notes. The Bridge Notes provide that they may be prepaid at any time, but are mandatorily prepayable upon the sale of all of the outstanding shares of the GMC., the sale substantially all of the GMC's, assets, or the closing of financing of at least $5,000,000. The Convertible Notes are convertible into common sock of the GMC at the lower of $1.00 per share or 75% of the average closing bid price of the GMC's common stock in the five days proceeding the date of conversion. These Bridge Notes mature on December 31, 2000.

         Capital expenditures totaled $6,529 for the three months ended April 30, 2000, primarily for computer hardware and computer programs, and office fixtures. The Company anticipates further capital expenditures relating computers and furniture as the Company increases its personnel.

                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings.
         None

Item 2.  Changes in Securities.

         In January and February, 2000 the Company raised $1.15 million from a private placement offering of a minimum of 1,000,000 shares and a maximum of 4,000,000 shares at $.50 per share. This offering has not been registered under the Securities Act, and the Shares are were offered in reliance upon the exemption under Section 4(2) of the Securities Act, including but not limited to Rule 506 of Regulation D.

          On January 14, 2000 the Company purchased the assets of Travlang.com, an Internet foreign travel language web site from GourmetMarket.com, Inc., a publicly traded related party. Terms of the purchase were 250,000 common shares of iiGroup, valued at $140,000 [0.56 per share] and $250,000 paid as follows:
$191,028 cash, and the assumption of $58,973 of Travlang.com liabilities. This asset purchase is the first step in the Company's plan to become a content provider on the Internet. In connection with the Travlang.com acquisition, the Company issued Dr. Michael Martin, 100,000 options to purchase common stock at $3.00 per share.

         In February 2000, the iiGroup, loaned a total of $250,000 to the GourmetMarket.com, Inc., ("GMC") pursuant to two (2) 8% Convertible Bridge Notes. The Bridge Notes provide that they may be prepaid at any time, but are mandatorily prepayable upon the sale of all of the outstanding shares of the GMC., the sale substantially all of the GMC's, assets, or the closing of financing of at least $5,000,000. The Convertible Notes are convertible into common sock of the GMC at the lower of $1.00 per share or 75% of the average closing bid price of the GMC's common stock in the five days proceeding the date of conversion. These Bridge Notes mature on December 31, 2000.

Item 3.  Defaults Upon Senior Securities.
         None.

Item 4.  Submission of Matters to a Vote of Security-Holders.
         None

Item 5.  Other Information.
         None.
Item 6.  Subsequent Events

         In June 2000, ii Group acquired Silicon Ventures, Inc. an Internet venture capital company, for 3,714,286 shares of ii Group common stock.

Item 7.  Exhibits and Reports on Form 8-K.
(a)      Exhibits:

   Exhibit
     No.                   Description
     ---                   -----------

27            Financial Data Schedule

----------------
         (b)      Reports on Form 8-K
                  None.

                                    SIGNATURE

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                            ii GROUP, INC.
Date: June 7, 2000
                                            By: /s/ Neil Swartz
                                            --------------------------------
                                            Neil Swartz, President