Form 10QSB/A
period 2000-01-31
II GROUP INC
filed 2000-06-09
CIK 742686

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-QSB/A

                QUARTERLY REPORT ISSUED UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Three Months Ended January 31, 2000

                         Commission file number 0-14026

                                 ii GROUP, INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

            Delaware                             13-3174562
------------------------------------------------------------------------

(State or other jurisdiction of      I.R.S. Employer Identification No.
 incorporation or organization)
------------------------------------------------------------------------


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


        Yes              X          No       _______
                  ------------------

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

Reason for Amendment: Changes were made to increase amortization of goodwill and the valuation of certain securities owned by the Registrant.

                                 ii GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                JANUARY 31, 2000
                                   Unaudited)

                                     ASSETS

                                                                          January 31,
                                                                             2000
                                                                        -------------

Current assets:
  Cash                                                                  $     208,167
                                                                        -------------

          Total current assets                                                208,167
                                                                        -------------

 Other Assets:
    Investments Stocks                                                        500,000
    Goodwill Travlang, less accumulated amortization of $10,833               379,167
                                                                        -------------

     Total Other Assets                                                       879,167
                                                                        -------------
 Total Assets                                                           $   1,087,334
                                                                        =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                         $      40,000
  Accounts payable and accrued expenses                                        48,213
  Loans payable primarily relating to Travlang.com                            130,527
                                                                        -------------

          Total current liabilities                                           218,740
                                                                        -------------


Stockholders' deficit:
  Preferred stock, $1 par value, authorized
    850,000 shares, 0 shares issued,                                               --
  Series A Preferred stock, $1 par value, authorized
     150,000 shares, 0 and 80,000 shares,
      issued and outstanding                                                       --
  Common stock, $.01 par value;
    authorized 50,000,000 shares; 5,812,654 and
    372,642 shares issued and outstanding, respectively                         58,127
  Additional paid-in capital                                                 9,231,069
  Retained deficit                                                          (8,420,603)
                                                                          ------------

          Total stockholders' equity (deficit)                                 868,593
                                                                          ------------

                                                                          $  1,087,334
                                                                          ============


                 See accompanying notes to financial statements
                                 ii GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                January 31, 2000
                                   (Unaudited)

                                                            Three           Three            Six            Six
                                                            Months          Months         Months          Months
                                                            Ended           Ended           Ended          Ended
                                                         January 31,     January 31,     January 31,    January 31,
                                                             2000            1999           2000            1999
                                                             ----            ----           ----            ----
Expenses:
   General and administrative expenses                 $    55,291     $    16,894     $    69,266    $    34,229
   Stock based compensation                                397,500              --         397,500             --
                                                       -----------     -----------     -----------    -----------

Loss from operations                                      (452,791)        (16,894)       (466,766)       (34,229)

Extraordinary item:
  Gain on extinguishment of debt
    (net of income taxes of $8,600)                              0              --          36,400             --
                                                       -----------     -----------     -----------    -----------

Income (loss) before income taxes                         (452,791)        (16,894)       (430,365)       (34,229)

  Income tax (expense) benefit                                   0              --           8,600             --
                                                       -----------     -----------     -----------    -----------

Net income (loss)                                      $  (452,791)    $   (16,894)    $  (421,766)   $   (34,229)
                                                       ===========     ===========     ===========    ===========

Net income (loss) per share information:

  Basic:
    Loss from operations before extraordinary item     $      (.14)     $     (.09)    $      (.26)   $      (.19)
                                                       ===========     ===========     ===========    ===========

    Extraordinary item                                 $       .00      $      .00     $       .02    $       .00
                                                       ===========     ===========     ===========    ===========

    Net income (loss) per share                        $      (.14)     $     (.09)    $      (.24)   $      (.19)
                                                       ===========     ===========     ===========    ===========


    Weighted average number of common shares             3,133,304         187,219       1,752,979        179,937
                                                       ===========     ===========     ===========    ===========

Diluted:
    Loss from operations before extraordinary item     $      (.14)     $     (.09)    $      (.26)   $      (.19)
                                                       ===========     ===========     ===========    ===========

    Extraordinary item                                 $       .00      $      .00     $       .02    $       .00
                                                       ===========     ===========     ===========    ===========

    Net income (loss) per share                        $      (.14)     $     (.09)    $      (.24)   $      (.19)
                                                       ===========     ===========     ===========    ===========

    Weighted average number of common shares             3,133,307         187,219       1,752,979        179,937
                                                       ===========     ===========     ===========    ===========



                 See accompanying notes to financial statements
                                 ii GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        SIX MONTHS ENDED JANUARY 31, 2000


                                                                           Ended                  Ended
                                                                         January 31,            January 31,
                                                                            2000                   1999
                                                                        -------------          ------------
Cash flows from operating activities:
    Net income (loss)                                                   $   (421,766)          $    (21,869)
        Depreciation & Amortization                                           10,834
Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
   Gain on extinguishment of debt                                            (45,000)
   Issuance of stock for compensation                                        397,500
Changes in assets and liabilities:
  Accounts payable accrued expenses                                           20,531                 (5,271)
                                                                        ------------           ------------

Net cash used in operations:                                                 (37,901)               (27,140)
                                                                        ------------           ------------

Cash flows provided by investing activities:
  Acquisition of Travlang.com                                               (119,473)                    --
                                                                        ------------           ------------

Cash flows provided by financing activities:
  Proceeds from increase of notes payable                                     25,000
  Issuance of preferred stock                                                                        89,000
  Issuance of common stock                                                   345,000                 10,000
  Increase in subscriptions receivable                                                              (19,000)
  Increase (decrease) in other liabilities                                    (5,000)               (74,600)
                                                                        ------------           ------------

Net cash provided by financing activities                                    365,000                  5,400
                                                                        ------------           ------------

Net increase (decrease) in cash and cash equivalents                         207,626                (21,740)

Cash and cash equivalents, beginning of  period                                  541                 22,495
                                                                        ------------           ------------

Cash and cash equivalents, end of period                                $    208,167           $        755
                                                                        ============           ============

Supplemental disclosure of non-cash investing and financing activities:
   Acquisition of travlang with debt                                    $    130,527           $         --
                                                                        ============           ============
   Acquisition of travlang with stock                                   $    140,000           $         --
                                                                        ============           ============
   Acquisition of marketable securities available for sale              $    500,000           $         --
                                                                        ============           ============
   Issuance of preferred stock for debt                                 $     15,000           $         --
                                                                        ============           ============

Gain on settlement and mutual
  release agreement of debt                                             $     45,000           $    871,760
                                                                        ============           ============


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

         Operating expenses for the three months ended January 31, 2000 and 1999 consisted principally of general and administrative expenses. General and administrative expenses for the three months ended January 31, 2000 and 1999 were $55,291 and $16,894, respectively and were $69,266 and $34,229 for the six months ended January 31, 2000 and 1999. iiGroup expects these expenses to increase as a result of the Travlang.com transaction and ongoing activities as its business develops. In addition, during the three months ended January 31, 2000, iiGroup had a noncash charge of $397,500 for the issuance of stock issued for compensation.

         iiGroup realized an extraordinary gain of $36,400 for the six months ended January 31, 2000 from the extinguishment of indebtedness as stock was issued in cancellation of certain liabilities. This resulted in a tax benefit of $8,600.

         iiGroup had a net loss of $452,791 for the three months ended January 31, 2000 compared to a net loss of $16,894 for the three months ended January 31, 1999, and a net loss of $421,766 for the six months ended January 31, 2000 compared to a net loss of $34,229 for the six months ended January 31, 1999, primarily due to the noncash compensation charges.

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

         In December 1999, iiGroup agreed to exchange 500,000 shares of its restricted common stock with MCG Partners for 500,000 shares of Gourmetmarket.com's restricted common stock. At the time of the transaction, Gourmetmarket.com's shares were trading at $1.60 per share and iiGroup's shares were trading at $.75 per share, and the shares were recorded at $1.00 per share, based on the fact there were restricted. MCG Partners is a principal stockholder of both iiGroup and Gourmetmarket.com.

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



         Dated: June 7, 2000                         iiGROUP, INC.


                                             By: /s/ Neil Swartz
                                                 --------------------------
                                                     Neil Swartz, President