Form 10KSB
period 2000-07-31
II GROUP INC
filed 2000-11-13
CIK 742686

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended July 31, 2000
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ______________ to _________

                        Commission File Number: 000-14026

                                  iiGroup, Inc.

             (Exact name of Registrant as specified in its charter)

                     Delaware                              13-3174562
           (State or Other Jurisdiction of             (I.R.S. Employer
             Incorporation of Organization)           Identification Number)

            7000 W. Palmetto Park Road, Suite 501,
            Boca Raton, FL                                       33433
            (Address of Principal Executive Offices)          (Zip Code)


       Registrant's telephone number, including area code: (561) 620-9202
          Securities registered pursuant to Section 12(b) of the Act:

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

                           Yes   X          No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. [ ]

State the issuer's revenues for its most recent fiscal year for the year ended July 31, 2000. $196,285

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates computed at the closing bid price for which the Company's common stock as reported on the OTC Bulletin Board November 6, 2000 is approximately $14,340,232.

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of November 6, 2000, 10,796,030 shares of Common Stock were issued and outstanding.


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

Transitional Small Business Disclosure Form (check one):

             Yes           No  X

                           FORWARD-LOOKING STATEMENTS

When used in this report, press releases and elsewhere by our management, we describe important factors, among others, that could cause actual results to differ from those indicated in forward-looking statements made in this document. Certain of our statements contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular these include statements relating to our anticipated operating results and our anticipated cash flow and to future actions, future performance or results of current and anticipated sales and marketing efforts, expenses, the outcome of contingencies, and other financial results. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this document and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Among the factors that could cause actual results to differ materially include our ability of the Company to meet its working capital and liquidity needs, the status of relations between the Company, its primary customers and distributors, the availability of long term credit, unanticipated changes in the U.S. and international economies, business conditions and growth in e-commerce and the timely development and acceptance of new products, the impact of competitive products and pricing, and other risks detailed from time to time in the Company's SEC reports. Certain of these factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed and readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. Actual future results may vary materially. We undertake no obligations to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future filings with the SEC.

When we use the terms "iiGroup", the "Company", "we" or "us" or other similar terms, we mean iiGroup, Inc., and any predecessor company, and each of our subsidiaries and affiliated companies unless otherwise specified described otherwise.


ITEM 1.  DESCRIPTION OF BUSINESS

Background

iiGroup, Inc. was originally incorporated as a Delaware corporation on July 28, 1983 as "Daltex Medical Sciences, Inc." to operate a pharmaceutical and medical device business. In November 1999, we changed the name of the company to "iiGroup, Inc." to reflect a change in our focus.

Our Business

iiGroup, Inc. is an Internet strategic management company that invests in operating Internet companies and relevant technologies. iiGroup also invests in "bricks and mortar" companies if we determine that a company can benefit from having an Internet presence. We look for undervalued properties that can utilize and benefit from the collaborative network of our portfolio companies , which currently include Travlang.com, Inc., Gourmetmarket.com, Inc, Silicon Ventures, Inc., Solutions Media, Inc., SpinRecords,.com, On-Line Yellow Pages, Inc., Nucell Wireless Corporation, SpeedMonster.com, and SomeMusic.com (our "portfolio companies"). The network has been designed so that the portfolio companies can share information, advertising, and personnel, and take maximum advantage of the synergies inherent in the network. The ability to share resources reduces the costs of attracting users and personnel. It also gives the executives of the portfolio companies the opportunity to benefit from their collective skills and expertise.

Since refocusing our direction in November 1999, iiGroup

     o acquired, through a wholly owned subsidiary, the assets and assumed certain liabilities of Travlang.com, Inc., a five year old foreign language and travel website which offers free access 74 foreign language travel dictionaries. At the time of the acquisition, which occurred in January 2000, Travlang.com had established a solid user base, but was not taking advantage of its traffic or its content. As a result, only a minimal amount of revenues were generated.

     Since then,

     o we revamped Travlang"s technology for its site;

     o traffic on the Travlang site increased from approximately 1.5 million per month to over 2 million visitors per month;

     o Travlang entered into agreements with new advertisers, resulting in increased revenues;

     o Travlang entered into a licensing agreement with Latinvision.com and we are currently negotiating with a number of other companies that want to license Travlang.com's content;

     o Travlang has entered into a number of affiliate relationships, resulting in increased revenues;

     o Travlang opened a retail store, featuring travel aids from Lifewithease.com, foreign language CD-ROMs and tapes, foreign language electronic translators, and discounted luggage;

     o Travlang received a number of awards, including being honored as a USAToday.com Hot Site award, a Hottest Site Award from WorldHot.com, and a Spotlight Award from TripSpot.com.

     o acquired approximately four percent in GourmetMarket.com (OTC:BB:WINE), an e-commerce technology company that sells gourmet food, wine and cookware. After making the investment, our management became actively involved in its operations. As a result,

     o sales and traffic to the GourmetMarket site increased 400% during the past year;

     o we identified and hired an experienced management team; and

     o we helped established a number of business and co-marketing partnerships with companies, bringing the total number of such relationships to approximately 150.

     o acquired the assets of Silicon Ventures, Inc., a private merchant-banking firm headquartered in Los Angeles, California. This acquisition includes a portfolio of equity interests in

     o Solutions Media, Inc., a company devoted to the research and development of viable interactive applications for the consumer market;

     o SpinRecords.com, a musical content destination website;

     o On-Line Yellow Pages, Inc., doing business as SBN.com, a leading aggregator and Internet marketer of e-commerce and business yellow page information in the U.S.;

     o Nucell Wireless Corporation, a company that distributes cellular telephones and accessories through wholesale channels;

     o SpeedMonster.com, an Internet based motor sports focused web community;
       and

     o SomeMusic.com, a company that combines the sale of traditional CDs over the Internet with a music destination site that provides a forum for unsigned artists to upload their music to sell to others.

Solution Media, Spinrecords.com, SpeedMonster.com and SomeMusic.com have temporarily ceased operating their web sites and are looking to either sell the sites or the domain names or seek additional financing. We cannot assure you that any or all of these companies will be able to sell their sites or obtain additional financing or that our interest in any or all of these companies will have any value.

Our Strategy

Before iiGroup acquires or invests in any company, we spend a great deal of time analyzing a target company to ensure the target company complements our network. We only consider companies that have attributes (e.g. traffic, technology, management, strategic partnerships), which can add value to our portfolio companies. We also consider the extent to which a potential partner can contribute to our companies while at the same time, can benefit from our resources. iiGroup is ultimately seeking companies that will maximize synergies among all of our portfolio companies.

iiGroup's goal based on a "hands-on" approach with those companies we acquire or make an investment, in order to create value for the individual company, as well as for us. As iiGroup becomes increasingly involved in the operation of companies in which an investment has been made, the percentage of iiGroup ownership may increase.

Generally, our revenue is generated from consulting fees, management fees and other management services, from, as well as through financing for, our portfolio companies and from the sale of interests in those companies in which we have an equity interest. Our exit strategy is to sell our investments once a company has increased its value. Generally, expect that this will be done either by selling off assets or by creating a market in the securities of a portfolio company by means of an initial public offering, a reverse merger into a public entity (which may be an operating entity or a shell company) or other less traditional means.

We have recently retained the services of Wall Street Marketing Group, Inc., an investor relations and marketing firm, to assist us in our public relations, investor relations and marketing activities.


Business Experience of Our Principals

Our management is experienced in developing, building, cultivating and investing in emerging companies. Our senior executives have had extensive experience and success in these areas, focusing their efforts on Internet companies.

Risks

We have had a limited operating history, limited resources and a limited revenues since our current business as a strategic management company just commenced in November 1999.

Our common stock is listed for trading on the OTC Bulletin Board under the symbol IIGR. Although several broker-dealers currently act as market makers for the Company's Common Stock on the Bulletin Board, trading is often sporadic, and there can be no assurance that an active trading market for the Company's shares will develop at any time.

Employees

We currently have five full time employees including management and three part-time employees.


ITEM 2.  DESCRIPTION OF PROPERTIES

The Company leases approximately 2000 square feet of office space at 7000 West Palmetto Park Road, Suite 501, Boca Raton, Florida 33433 through December 31, 2003. For the year ended July 31, 2001, 2002 and 2003, we will pay annually $24,000, $25,000 and $8,000.


ITEM 3.           LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.  applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

iiGroup's Common Stock is currently listed on the OTC Bulletin Board under the symbol "IIGR." Prior to November 1999, our common stock traded under the symbol "DLTX",

The following tables set forth the range of high and low bid prices for iiGroup's Common Stock for each quarterly period beginning August 1, 1998 as reported by the OTC Bulletin Board. The following over the counter market quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions. As there has been limited trading, many of the prices reflect the closest transaction to the end of the period.


Fiscal 1999                                 High              Low
-----------                                 ----              ---
1st Quarter Ended October 31, 1998          $.75              $.75
2nd Quarter Ended January 31, 1999           .65               .65
3rd Quarter Ended April 30, 1999            2.00              2.00
4th Quarter Ended July 31, 1999             1.75              1.55

Fiscal 2000                                 High              Low
-----------                                 ----              ---
1st Quarter Ended October 31, 1999         $8.00              $.375
2nd Quarter Ended January 31, 2000          5.125             1.56
3rd Quarter Ended April 30, 2000            3.87               .65
4th Quarter Ended July 31, 2000             4.93              1.25

Fiscal 2000                                 High              Low
-----------                                 ----               --
1st Quarter Ended October 31, 2000         $4.937            $1.13
November 1 - November 6, 2000               2.91              2.625

The approximate number of holders of record of Common Stock of iiGroup, as of November 6, 2000 was 482.

Recent Sales of Unregistered Securities

In January and February 2000, we raised $1.15 million from a private placement offering from the sale of 2.30 million shares of common stock at $.50 per share to accredited investors. The investors were provided with, or otherwise had access to, information, including financial, about us. The sales were offered and sold in reliance upon the exemption under Section 4 (2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended.

In February 1999, we issued an aggregate of 20,000 shares of common stock (as adjusted for the reverse split) and 89,000 shares of Series A Convertible Preferred Stock to three accredited investors for $89,000 at $.01 per share plus cancellation of an aggregate of $10,000 in loans from these persons. Two of these investors are related parties. Each of these accredited investors had access to, or were provided with, information, including financial concerning us. The transactions were exempt from registration pursuant to Section 4(2) of the Securities Act.

In September 1999, we issued 15,000 shares of our Series A Preferred Stock to a related party and an accredited investor, in consideration for canceling a $60,000 debt owed by us. The related party, had access to, or was provided with, information, including financial, concerning us. The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act.

In December 1999, holders of 89,000 shares of our Series A Convertible Preferred Stock converted their shares into 1.9 million shares of our common stock.

In January 2000, we issued 250,000 shares of common stock in connection with the acquisition of Travlang.com, Inc. and 3,010,953 shares of our common stock in connection with the acquisition of Silicon Ventures, Inc., in each case to accredited investors. The investors were provided with or otherwise had access to information, including financial, about us. The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act.

In December 1999, we issued 500,000 shares of our common stock in exchange for 500,000 shares of GourmetMarket.com, Inc.

During fiscal 2000, we entered into a consulting agreement with MCG partners, a related party, pursuant to which MCG Partners received 2.0 million shares of common stock in exchange for (1) assigning to iiGroup Letters of Intent to acquire Travlang.com and @gov.com, two internet sites, (2) to provide consulting services, (3) for having provided office space and executive services for the past year, and (4) an agreement to introduce us to potential investors. Additionally, we issued 300,000 shares for consulting services. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act.

Stock Splits

During the fiscal year ended July 31, 2000, we effect a 1-for-50 reverse split of our common stock.

Dividend History

We have not paid or declared any dividends, cash or otherwise, since its inception in 1983. We do not intend paying cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Going Concern

The accompanying consolidated financial statements and financial information was prepared assuming that the Company will continue as a going concern. We have negative cash flows from our operations and an accumulated deficit that raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Additionally, our liquidity needs could exceed the amount of the Company's future ability for equity financing. See "Liquidity and Capital Resources."

Acquisitions

     Travlang.com, Inc.

On January 14, 2000, through a wholly owned subsidiary, we acquired certain assets and assumed certain liabilities of Travlang.com, Inc., from GourmetMarket.com, Inc. (OTC:BB: WINE), a related party. In connection with the transaction, we issued 250,000 shares of iiGroup common stock, valued at $140,000 ($0.56 per share) and $250,000, of which $191,027 was paid in cash and we assumed $58,973 of Travlang.com liabilities.

Travlang.com, a travel and foreign language site, has existed for five years and is recognized as a leader in providing free access to 74 foreign language translation dictionaries to over two million visitors a month. Travlang.com recently entered into a licensing agreement with Latinvision.com to provide content to Latin American users. Travlang.com's main source of revenue is from the sale of advertising on its site. The Company currently has contracts with 24/7 Media, Inc. and the Sonar Network, Inc. and a number of foreign language companies. Travlang.com also sells travel aids, foreign language CD-ROMs and foreign language courses, electronic translators, and retail luggage via its Internet site.

     Silicon Ventures Inc.

On May 24, 2000, through a wholly-owned subsidiary, we acquired all of the outstanding common stock of Silicon Ventures, Inc., a private merchant-banking firm headquartered in Los Angeles, California. At that time, 15,967,000 shares of Silicon common stock were issued and outstanding, which were exchanged into 3,010,975 shares of iiGroup common stock. Under the terms of the agreement we may issue up to approximately 300,000 shares of common stock contingent upon the operating performance of Silicon.

As a result of the acquisition, we acquired a portfolio of equity interests in six companies:

     o Solutions Media, Inc., a company devoted to the research and development of viable interactive applications for the consumer market;

     o Spinrecords.com, a musical content destination website;

     o On-Line Yellow Pages, Inc., doing business as SBN.com, a leading aggregator and Internet marketer of e-commerce and business yellow page information in the U.S.;

     o Nucell Wireless Corporation, a company that distributes cellular telephones and accessories through wholesale channels;

     o SpeedMonster.com, an Internet based motor sports focused web community;
       and

     o SomeMusic.com, a company that combines the sale of traditional CDs over the Internet with a music destination site that provides a forum for unsigned artists to upload their music to sell to others.

Solution Media, Spinrecords.com, SpeedMonster.com and SomeMusic.com have temporarily ceased operating their web sites and are looking to either sell the sites or the domain names or seek additional financing. We cannot assure you that any or all of these companies will be able to sell their sites or obtain additional financing or that our interest in any or all of these companies will have any value.

Results of Operations

The discussion and analysis set forth below is for the twelve-month period ended July 31, 2000 and July 31, 1999. It should be read in conjunction with our Financial Statements and the related Notes thereto appearing elsewhere in this annual report.

Twelve Months Ended July 31, 2000 Compared to the Twelve Months Ended July 31, 1999

Net sales for the twelve months ended July 31, 2000 increased by $196,285 to $196,285 from $ 0 for the twelve months ended July 31, 1999. The increase in sales resulted primarily from the Company's purchase of Travlang.com. Travlang.com was acquired on January 14, 2000, and the amount of $196,285 is only from that date forward.

Cost of goods sold for the twelve months ended July 31, 2000 increased by $54,837 to $54,837 from $ 0 for the twelve months ended July 31, 1999. The increase in cost of sales came from the purchase of Travlang.com.

Gross profit for the twelve month period ended July 31 2000 was $141,448 or 72% of net sales, compared to $ 0 or 0% of net sales, for the twelve months ended July 31, 1999. The increase in gross profit was primarily due to the acquisition of Travlang.com.

General and administrative expenses were $334,365 for the twelve months ended July 31 2000, compared with $19,516 for the twelve months ended July 31 1999. The increase in the general and administrative expenses was due to the fact that the business has been developing, and has organized an infrastructure of qualified staff. In the twelve months ended July 31 2000, the Company had a non-cash charge of $1,730,313 for issuance of stock for compensation.

Pursuant to generally accepted accounting principles, management has determined that the decline in the fair value of certain equities acquired from Silicon is below their cost. Accordingly, iiGroup recorded a non-cash charge of approximately $808,076 to adjust the carry value of these investments to their estimated fair value.

Liquidity and Capital Resources

The Company has limited expenditures in many areas, including discretionary expenditures, in order to focus our resources in what we believe are the most promising areas of our business. However, there can be no assurance that we will have sufficient funds to carry out these plans or to remain in business. Although iiGroup has sufficient resources to carry out its business plan for the remainder of 2000, there can be no assurance that iiGroup will be successful in meeting its long-term liquidity requirements. We experienced a loss from operations in 2000 and had a working capital deficit at July 31, 2000. We also experienced a loss from operations of $371,498 (this does not reflect the stock compensation), for the twelve months ended July 31, 2000, and had a positive working capital of $597,645 at July 31, 2000. Additionally, our liquidity needs could exceed the amount of the Company's future ability for equity financing. Management is in the midst of a private placement of the Company's common stock, which it believes will provide adequate working capital for the company's need. In addition, management expects to receive repayment of some or all of their loans to GourmetMarket.com, Inc. by November 30, 2000, as a result of a funding to GourmetMarket.com by outside sources. Such repayment would provide additional working capital for the Company.


At July 31, 2000 iiGroup had cash and cash equivalents of approximately $276,000, representing an increase of approximately $276,980 over the July 31, 1999 balance of cash and cash equivalents. During the year ended July 31, 2000, iiGroup used net cash for operations of $289,336 during 2000 as compared to $31,354 in 1999. This change in cash flows from operations was primarily due to the fact that the business has been developing and an infrastructure of qualified staff has been organized.

In February 2000, iiGroup loaned a total of $250,000 to GourmetMarket.com, Inc. ("GMC"), a related party, pursuant to 8% Convertible Bridge Notes. The Bridge Notes provide that they may be prepaid at any time, but are mandatorily repayable upon the sale of all of the outstanding shares of GMC, the sale of substantially all of GMC's assets, or the closing of financing of at least $5,000,000. The Convertible Notes are convertible into common stock of GMC at the lower of $1.00 per share or 75% of the average closing bid price of GMC's common stock in the five days preceding the date of conversion. These Bridge Notes mature on December 31, 2000.

We anticipate making further capital expenditures for computers and furniture as we increase our personnel.

iiGroup may utilize cash derived from the sale of equity securities, debt securities or bank or other borrowing or a combination thereof as consideration in effecting an acquisition, merger, or cash investment ("Business Combination"). To the extent that such additional shares are issued, dilution to the interests of iiGroup's stockholders will occur. Additionally, if a substantial number of shares of Common Stock are issued in connection with the consummation of a Business Combination, a change in control of iiGroup may occur which may affect, among other things, iiGroup's ability to utilize net operating loss carry forwards, if any.

There currently are no limitations on iiGroup's ability to borrow funds to effect a Business Combination. However, iiGroup's limited resources and lack of operating history may make it difficult to borrow funds. The amount and nature of any borrowing by iiGroup will depend on numerous considerations, including iiGroup's capital requirements, potential lenders' evaluation of iiGroup's ability to meet debt service on borrowing, and the then prevailing conditions in the financial markets, as well as general economic conditions. iiGroup does not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements if required or otherwise sought, would be available on terms commercially acceptable or otherwise in the best interests of iiGroup. The inability of iiGroup to borrow funds required to effect or facilitate a Business Combination, may have a material adverse effect on iiGroup's financial condition and future prospects, including the ability to effect a Business Combination. To the extent that debt financing ultimately proves to be available, any borrowing will subject iiGroup to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements as of and for the years ended July 31, 2000 and 1999 are appended to this Report on Form 10-KSB.

                                 ii GROUP, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                            YEAR ENDED JULY 31, 2000

                               TABLE OF CONTENTS





Independent Auditor's Reports............................................  14-15


Consolidated Financial Statements:

   Consolidated Balance Sheet at July 31, 2000...........................  16

   Consolidated Statements of Operations for the years ended
      July 31, 2000 and 1999.............................................  18

   Consolidated Statements of Changes in Stockholders' Equity
      (Deficit) for the years ended July 31, 2000 and 1999...............  19

   Consolidated Statements of Cash Flows for the years ended
      July 31, 2000 and 1999.............................................  20


Notes to Consolidated Financial Statements...............................  21-30

                [DASZKAL BOLTON MANELA DEVLIN & CO. LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To The Board of Directors and Stockholders ii Group, Inc. and subsidiaries


We have audited the accompanying consolidated balance sheet of ii Group, Inc. as of July 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and consolidated cash flows for the year ended July 31, 2000. These consolidated financial statements are the responsibility of the management of ii Group, Inc., and subsidiaries. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ii Group, Inc. as of July 31, 2000 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company experienced a loss from operations and had negative cash flows from operations for the year ended July 31, 2000. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in the footnotes accompanying the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                    /s/ DASZKAL BOLTON MANELA DEVLIN & CO.

Boca Raton, Florida
October 25, 2000

                          INDEPENDENT AUDITORS REPORT


The Board of Directors and Stockholders
iiGroup, Inc.


We have audited the accompanying statements of operations, stockholders' deficit, and cash flows for the year ended July 31, 1999 of iiGroup, Inc. (formerly Daltex Medical Sciences, Inc.). These financial statements are the responsibility of the Company's management. Our responsibility is to report on these financial statements based on the results of our audit.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the results of operations and its cash flows for the year ended July 31, 1999 in conformity with generally accepted accounting principles.



                                           /s/ Margolies, Fink and Wichrowski

Pompano Beach, Florida
August 25, 1999
ii GROUP, INC.
CONSOLIDATED BALANCE SHEET
================================================================================

                                     ASSETS
                                     ------
                                                               July 31, 2000
                                                             ------------------
Current assets:
    Cash and cash equivalents                                    $  276,980
    Accounts receivable, net                                         60,996
    Prepaid expenses                                                414,831
                                                                 ----------
               Total current assets                                 752,807
                                                                 ----------

Property and equipment, net                                           8,964
                                                                 ----------

Other assets:
    Notes receivable, related party                                 441,484
    Investments in common stock                                   1,247,070
    Deposits                                                          3,000
    Goodwill, net                                                   799,515
                                                                 ----------
               Total other assets                                 2,491,069
                                                                 ----------
               Total assets                                      $3,252,840
                                                                 ==========




                 See accompanying notes to financial statements.

ii GROUP, INC.
CONSOLIDATED BALANCE SHEET
================================================================================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

                                                               July 31, 2000
                                                            ------------------
Current liabilities:
    Accounts payable                                            $  13,050
    Accrued expenses                                               12,568
    Loans payable                                                  12,500
    Note payable                                                  100,000
    Deferred revenue                                               17,044
                                                              -----------
               Total current liabilities                          155,162
                                                              -----------

Long term liabilities:
    Note payable - related party                                   15,000
                                                              -----------

               Total liabilities                                  170,162
                                                              -----------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $1.00 par value, 5,000,000 shares
      authorized, -0- shares issued and outstanding                     -
    Common stock, $0.01 par value, 50,000,000 shares
      authorized, 10,688,692 shares issued and outstanding        106,887
    Additional paid in capital                                 13,905,052
    Accumulated deficit                                       (10,929,261)
                                                              -----------
               Total stockholders' equity                       3,082,678
                                                              -----------

               Total liabilities and stockholders' equity     $ 3,252,840
                                                              ===========






                 See accompanying notes to financial statements.

ii GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
================================================================================


                                                                      Year Ended July 31,
                                                             ------------------------------------
                                                                  2000                 1999
                                                             ---------------      ---------------
Revenues earned                                                $   196,285           $       -

Cost of goods sold                                                  54,837                   -
                                                               -----------           ----------

Gross profit                                                       141,448                   -
                                                               -----------           ----------
Operating expenses:
    General and administrative expenses                            334,365                   -
    Depreciation and amortization                                  193,429              19,516
    Stock compensation for services                              1,730,313                   -
                                                               -----------           ----------
       Total operating expenses                                  2,258,107              19,516
                                                               -----------           ----------

Other income (expense):
    Impairment of investment                                      (808,076)                  -
    Interest expense                                                (1,754)                  -
    Miscellaneous expense                                           (3,660)                  -
    Interest income                                                 16,666                   -
    Miscellaneous income                                             3,596                   -
    Losses from equity investment                                  (20,537)                  -
                                                               -----------           ----------
       Total other income (expense)                               (813,765)                  -
                                                               -----------           ----------

Net loss                                                       $(2,930,424)          $  (19,516)
                                                               ===========           ==========

Dividends on Series A convertible preferred stock from
  discount at issuance                                         $         -           $ (890,000)
                                                               ===========           ==========

Net income (loss) applicable to common shareholders            $(2,930,424)          $ (909,516)
                                                               ===========           ==========

Basic loss per share                                           $     (0.60)          $    (4.46)
                                                               ===========           ==========

Fully diluted loss per share                                   $     (0.60)          $    (4.46)
                                                               ===========           ==========

Weighted average shares outstanding                              4,883,512              203,996
                                                               ===========           ==========

Fully diluted average shares outstanding                         4,883,512              203,996
                                                               ===========           ==========



                See accompanying notes to financial statements.

ii GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
================================================================================



                                                                                       Additional
                                 Series A Preferred Stock          Common Stock          Paid-In      Accumulated
                                   Shares     Par Value       Shares       Par Value     Capital         Deficit          Total
                                 ------------------------     ----------------------   ----------     ------------     -----------
Balance, July 31, 1998                  -            -         174,663        1,747       6,900,949     (7,089,321)      (186,625)
                                 --------     --------       ---------      -------     -----------    -----------     ----------
Issuance of preferred stock        89,000       89,000               -            -         890,000       (890,000)        89,000
Issuance of common stock                -            -          20,000          200           9,800              -         10,000
Conversion of preferred stock      (9,000)      (9,000)        180,000        1,800           7,200              -              -
Net loss, July 31, 1999                 -            -               -            -               -        (19,516)       (19,516)
                                 --------     --------       ---------      -------     -----------    -----------     ----------
Balance, July 31, 1999             80,000       80,000         374,663        3,747       7,807,949     (7,998,837)      (107,141)
                                 --------     --------       ---------      -------     -----------    -----------     ----------
Issuance of preferred stock        15,000       15,000               -            -          45,000              -         60,000
Conversion of preferred stock     (95,000)     (95,000)      1,900,000       19,000          76,000              -              -
Private placement                       -            -       2,300,000       23,000       1,127,000              -      1,150,000
Private placement expense               -            -               -            -            (835)             -           (835)
Issuance of common stock for
  acquisition                           -            -         250,000        2,500         740,000              -        742,500
Issuance of common stock for
  GMC stock                             -            -         500,000        5,000         313,750              -        318,750
Issuance of common stock for
  acquisition                           -            -       3,010,975       30,110       1,649,322              -      1,679,432
Issuance of common stock for
  services                              -            -       2,300,000       23,000       1,317,500              -      1,340,500
Issuance of common stock for
  conversion of note payable            -            -          52,054          520          25,506              -         26,026
Issuance of warrants for debt           -            -               -            -         118,750              -        118,750
Issuance of options to
  non-employee                          -            -               -            -         681,474              -        681,474
Issuance of common stock for
  settlement of debt                    -            -           1,000           10           3,636              -          3,646
Net loss, July 31, 2000                 -            -               -            -               -     (2,930,424)    (2,930,424)
                                 --------     --------       ---------      -------     -----------    -----------     ----------
Balance, July 31, 2000                  -     $      -      10,688,692     $106,887     $13,905,052   $(10,929,261)    $3,082,678
                                 ========     ========      ==========     ========     ===========    ===========     ==========




                 See accompanying notes to financial statements.

ii GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
================================================================================

                                                                  Year Ended July 31,
                                                           ---------------------------------
                                                                2000                1999
                                                           -------------         -----------
Cash flows from operating activities:
    Net (loss)                                             $ (2,930,424)          $ (19,516)
    Adjustments to reconcile net (loss) to
      net cash used by operating activities:
       Depreciation and amortization                            193,429                   -
       Common stock and options issued for services           1,730,313                   -
       Impairment of investment in subsidiaries                 808,076                   -
       Deferred revenue                                         (45,456)                  -
       Equity in losses of subsidiary                            20,537                   -
    Changes in operating assets and liabilities,
      net of effects from acquisitions:
       Increase (decrease) in:
           Accounts receivables                                 (60,996)                  -
           Deposits                                              (3,000)                  -
           Prepaid expenses                                      (4,421)
       Increase (decrease) in:
           Accounts payable                                     (10,988)            (11,838)
           Accrued expenses                                      13,595                   -
                                                           ------------           ---------
Net cash used in operating activities                          (289,335)            (31,354)
                                                           ------------           ---------

Cash flows from investing activities:
    Cash paid in acquisitions                                  (250,000)                  -
    Purchase of investment                                      (15,000)                  -
    Change in notes receivable                                 (441,484)                  -
    Purchases of property and equipment                          (9,407)                  -
                                                           ------------           ---------
Net cash used in investing activities                          (715,891)                  -
                                                           ------------           ---------

Cash flows from financing activities:
    Common stock issued for cash                              1,150,000              76,500
    Costs of issuance of common stock                              (835)                  -
    Proceeds from loans payable                                 270,527                   -
    Payments on loans payable                                  (138,027)            (55,000)
    Increase (decrease) in other liabilities                          -             (12,100)
                                                           ------------           ---------
Net cash provided by financing activities                     1,281,665               9,400
                                                           ------------           ---------

Net increase (decrease) in cash                                 276,439             (21,954)

Cash at beginning of year                                           541              22,495
                                                           ------------           ---------

Cash at end of year                                          $  276,980           $     541
                                                           ============           =========




                See accompanying notes to financial statements.

ii GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS
-------------------------------------------------

ii Group, Inc. (the "Company") is an Internet strategic management company that invests in operating Internet companies and relevant technologies, and provides management services to those companies.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all cash and other demand deposits to be cash and cash equivalents.

Property and Equipment

Property and equipment are stated at cost and are being depreciated using the straight-line method over estimated useful lives of three to five years.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Travlang.com, Inc. ("Travlang") and Silicon Ventures, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

Fees generated from advertising appearing on the Company's websites and from advertising and channel presets included in the Company's products are recognized as revenue over the terms of the contracts. The Company may guarantee a minimum number of page impressions on the Company's websites for a specified period, click-throughs or other specified criteria. To the extent these guarantees are not met, the Company defers recognition of the corresponding revenues until guaranteed delivery levels are achieved.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Stock Compensation

The Company has adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123 encourages the use of a fair-value-based method of accounting for stock-based awards under which the fair value of stock options is determined on the date of grant and expensed over the vesting period. Under SFAS 123, companies may, however, measure compensation costs of those plans using the methods prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Companies that apply APB No. 25 are required to include pro forma disclosures of net earnings and earnings per share as if the fair-value-based method of accounting had been applied. The Company elected for such plans under the provisions of APB No. 25.

Advertising

Advertising costs are expensed when incurred. The advertising costs incurred for the years ended July 31, 2000 and 1999 were $36,858 and $1,523, respectively.

ii GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Basic Loss Per Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the year.

Diluted Loss Per Share

Fully diluted loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the year.

Reclassification

Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 financial presentation.


NOTE 3 - CONCENTRATION OF CREDIT RISK
-------------------------------------

The Company maintains its cash with one financial institution. At times, deposits may exceed federally insured limits. The Federal Deposit Insurance Corporation (FDIC) guarantees accounts up to $100,000. At July 31, 2000, the Company had approximately $187,000 in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.


NOTE 4 - ACQUISITIONS
---------------------

Silicon Ventures, Inc.

On May 24, 2000, the Company, through a wholly owned subsidiary, acquired all of the outstanding common stock of Silicon Ventures, Inc. ("Silicon"). As initial consideration, the Company issued 3,010,975 shares of common stock in exchange for 100% of the outstanding common stock of Silicon. Under the terms of the agreement, the Company may issue up to approximately 300,000 shares of common stock contingent upon the operating performance of Silicon. The acquisition was accounted for using the purchase method of accounting. The results of operation are included in the consolidated statements of operations since the date of the acquisition.

The following summarizes the fair value of the assets of Silicon acquired and the liabilities assumed:

            Non-marketable Equity Securities      $ 1,679,432
            Liabilities                                    --
                                                  -----------
            Net value                             $ 1,679,432
                                                  ===========

Pursuant to generally accepted accounting principles, management has determined that the decline in the fair value of certain equities acquired from Silicon, is below their cost. Accordingly, the Company recorded a non-cash charge of approximately $808,076 to adjust the carry value of these investments to their estimated fair value.

Travlang.com, Inc.

On January 14, 2000, the Company through a wholly owned subsidiary, purchased all of the assets and certain liabilities of Travlang.com, Inc. ("Travlang"), an Internet foreign travel language web site from GourmetMarket.com, Inc., a publicly traded related party. Terms of the purchase were 250,000 common shares of ii Group, valued at $742,500 ($2.97 per share) and $250,000 paid as follows:
$191,027 cash and the assumption of $58,973 of Travlang liabilities.

ii GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - ACQUISITIONS, continued
--------------------------------

The acquisition was accounted for using the purchase method of accounting and $992,500 in goodwill was recorded which is being amortized over three years under the straight-line method. Amortization expense was $192,985 in 2000. The results of operations are included in the consolidated statements of operations since the date of the acquisition.

The following summarizes the fair value of the assets of Travlang acquired and the liabilities assumed:

                Assets acquired                $     --
                Liabilities assumed              60,000
                                               --------
                Net assets                     $ 60,000
                                               ========

GourmetMarket.com

On December 8, 1999, the Company exchanged 500,000 shares of its restricted common stock with a related party for 500,000 shares of GourmetMarket.com.

The Company owns approximately five percent of the outstanding shares of GourmetMarket.com and exercises significant control as a result of related parties that own common shares and participate in management decisions. As such, the transaction was recorded under the equity method and the results of operations are included in the financial statements since the date of the acquisition. As of July 31, 2000, the Company recognized approximately $20,000 in losses from equity investment.


NOTE 5 - ALLOWANCE FOR DOUBTFUL ACCOUNTS
----------------------------------------

Accounts receivable are recorded net of an allowance for doubtful accounts of $858 and $-0- at July 31, 2000 and 1999, respectively.


NOTE 6 - GOODWILL
-----------------

Goodwill represents the purchase price and transaction costs associated with a business acquisition in excess of the estimated fair value of the net assets of the business. Goodwill is amortized on a straight-line basis over three years commencing on the date of the acquisition. Accumulated amortization was $192,985 and $-0- at July 31, 2000 and 1999, respectively.


NOTE 7 - STOCKHOLDERS' EQUITY
-----------------------------

During the year ended July 31, 2000, the Company issued its common stock for acquisitions, for cash and in exchange for services as follows:

     (a) During the year ended July 31, 2000, the Company effected a 1-for-50 reverse split of its common stock. The July 31, 1999 balances were affected due to the 1-for-50 reverse split.

     (b) During the year ended July 31, 2000, the Company issued 15,000 shares of Series A preferred stock to a related party in cancellation of $60,000 of indebtedness.

     (c) During the year ended July 31, 2000, the holders of 95,000 shares of the Company's Series A preferred stock converted their shares into 1,900,000 shares of common stock.

ii GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - STOCKHOLDERS' EQUITY, continued
----------------------------------------

     (d) During the year ended July 31, 2000, the Company raised $1,150,000 from a private placement offering of 2,300,000 shares at $0.50 per share.

     (e) During the year ended July 31, 2000, the Company issued 3,260,975 shares of common stock for the acquisitions of Travlang.com, Inc. and Silicon Ventures, Inc.

     (f) During the year ended July 31, 2000, the Company exchanged 500,000 shares of common stock for 500,000 shares of GourmetMarket.com.

     (g) During the year ended July 31, 2000, the Company issued 2,300,000 shares of common stock and 500,000 stock options for services. As of July 31, 2000, the Company recorded approximately $1.7 million of stock compensation.

     (h) Additional paid-in capital of the Company increased by $800,223, due to issuance of options to non-employees. These options were valued at fair market value on the date of the grant.

     (i) On November 25, 1998 the Company issued 89,000 shares of its Series A Convertible Preferred Stock for $66,500 in cash and the cancellation of $22,500 in debt. In connection with the issuance of the Series A Convertible Preferred Stock the Company has recorded a deemed preferred stock dividend totaling $890,000 resulting from the discount at conversion of the common stock at date of issuance. Additionally, the Company issued 20,000 shares of common stock (as adjusted for the reverse split) at $.01 for $10.000.

     (j) On June 25, 1999 holders of the Company's Series A Convertible Preferred Stock converted 9,000 shares of preferred stock into 180,000 shares (as adjusted for the reverse split) of the company's common stock.

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------

The carrying value of cash, accounts receivable, loans receivable, accounts payable and notes payable approximates fair value.


NOTE 9 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consisted of the following at July 31, 2000:

                                                       2000
                                                     -------
          Furniture and fixtures                     $ 4,259
          Computer equipment                           5,148
          Less: accumulated depreciation                (443)
                                                     -------
                Property and equipment, net          $ 8,964
                                                     =======

Depreciation expense for the year ended July 31, 2000 and 1999 was $443 and $-0-, respectively.

ii GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - NOTES PAYABLE
-----------------------

The Company's borrowings consisted of the following at July 31, 2000 and 1999:

                                                                     2000         1999
                                                                   ---------    ---------
Loan payable to an individual requiring monthly payments of
$2,500 through December 2000                                       $  12,500    $      --

Note payable to related party due July 19, 2001. The loan
accrues interest at 8% and is due at maturity                        100,000           --

Notes payable to related parties due September 30, 2001,
requiring semiannual interest payments of 6% on March 31 and
September 30. The loans are convertible into shares of
common stock                                                          15,000           --

Loan payable - Columbia University                                      -          15,000

Loan payable to individuals                                             -           5,000
                                                                   ---------     --------

               Total                                                 127,500       20,000
               Less:  current portion                               (112,500)     (20,000)
                                                                   ---------     --------
               Total long term debt                                $  15,000     $     --
                                                                   =========     ========


Maturities of borrowings are as follows:

                Years Ended July 31,
                --------------------
                       2001             $ 112,500
                       2002                15,000
                                        ---------
                      Total             $ 127,500
                                        =========

NOTE 11 - LEASE COMMITMENTS
---------------------------

The Company leases office space under an operating lease with a remaining lease term of two and a half years. Approximate future minimum lease payments required under the operating lease are summarized as follows:

               Years Ended July 31,
               --------------------
                       2001               $ 24,000
                       2002                 25,000
                       2003                  8,000
                                          --------
                      Total               $ 57,000
                                          ========

During the year ended July 31, 2000, the Company incurred approximately $6,500 in rent expense.


NOTE 12 - RELATED PARTY TRANSACTIONS
------------------------------------

For the year ending July 31, 2000, the Company's related party transactions are summarized as follows:

     (a) ii Group has adopted a policy that no officer, director or affiliate may engage in any transactions with ii Group or any of its subsidiaries unless such transactions have been approved by a majority of ii Group's directors who have no interest in the transactions.

ii GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 12 - RELATED PARTY TRANSACTIONS, continued
-----------------------------------------------

     (b) ii Group paid MCG Partners $75,000 in management fees during fiscal year 2000. MCG Partners is a principal stockholder of ii Group.

     (c) In December 1999, ii Group entered a consulting agreement with MCG Partners, pursuant to which MCG Partners received 2,000,000 shares of restricted common stock in exchange for (i) the assignment to ii Group of Letters of Intent to acquire Travlang.com and @gov.com, two internet sites, (ii) to provide consulting services, (iii) for the provision of office space and administrative services to ii Group for the past year, and (iv) introducing ii Group to potential investors. These shares were valued at $630,000, $0.315 per share.

     (d) In December 1999, ii Group exchanged 500,000 shares of its restricted common stock with MCG Partners for 500,000 shares of GourmetMarket.com's restricted common stock. At the time of the transaction, GourmetMarket.com's shares were trading at $1.60 per share and ii Group's shares were trading at $.75 per share. MCG Partners is a principal shareholder of both ii Group and GourmetMarket.com.

     (e) On July 10, 2000, ii Group acquired from MCG Partners, via an Assignment Agreement, a $1,000,000 Revolving Loan Note ("note") issued by GourmetMarket.com originally to JNG & Associates. MCG Partners acquired the note from JNG & Associates in December 1999. ii Group paid $10,000 cash for the note. At July 31, 2000, the note has a principal balance of $405,000, which will result in income as collected.

     (f) ii Group borrowed $100,000 from Quartz Capital Group on July 19, 2000. The funds were subsequently loaned to GourmetMarket.com. The note is due on July 19, 2001.

     (g) ii Group loaned Nucell Wireless Corporation $46,615 on May 30,2000 in order to pay Exodus Communications to complete work on the Nucell website. The note bears an annual interest rate of 8%, together with an option to purchase 92,000 shares of its common stock at $.50 per share.

     (h) Over the course of the twelve-month period ended July 31, 2000, ii Group loaned $366,000 to GourmetMarket.com. Under the terms of the notes the Company received approximately 339,250 shares of GourmetMarket.com, and the notes bear interest at an annual rate of 8%. Principal and interest are due on all notes on December 31, 2000. ii Group recorded approximately $16,000 of interest income from these notes.

     (i) On January 14, 2000 the Company purchased the assets of Travlang.com, an Internet foreign language and travel web site, from GourmetMarket.com, a publicly traded related party. Terms of the purchase were 250,000 common shares of ii Group, valued at $742,500 ($2.97 per share) and $250,000 paid as follows: $191,027 cash, and the assumption of $58,973 of Travlang.com liabilities.

     (j) During fiscal year 2000, ii Group provided management services to GourmetMarket.com for a fee. As of July 31, 2000, approximately $12,000 was earned in revenues.

ii GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION
--------------------------------------------

Supplemental cash flow information:



                                                July 31, 2000      July 31, 1999
                                                -------------      -------------

Cash paid for interest                            $       --        $       --
                                                  ==========        ==========
Cash paid for income tax                          $       --        $       --
                                                  ==========        ==========

Non cash investing and financing activities:

Common stock exchanged for investment in GMC      $  318,750        $       --
                                                  ==========        ==========
Preferred stock issued for debt                   $   60,000        $       --
                                                  ==========        ==========
Common stock issued for debt                      $    3,646        $       --
                                                  ==========        ==========
Common stock issued for acquisitions              $2,421,932        $       --
                                                  ==========        ==========
Gain on settlement and mutual release
  agreement of debt                               $       --        $  871,760
                                                  ==========        ==========


NOTE 14 - INCOME TAXES
----------------------

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the recognition of deferred tax liabilties and assets for temporary differences, opearting loss carryforwards, and tax credit carryforwards.

A temporary difference is a difference between the tax basis of an asset of liability and its reported amount in the finanical statmenets that will result in taxable or deductible amounts in future years when the asset is recovered or the liability is settled. Deferred taxes represent the future tax return consequences of these differences.

The Company has not recognized any benefit of such net operating loss carryforwards in the accompnaying financial statmenet in acordance with the provisions of SFAS No. 109 as the realization of this defered tax benefit is not more likely than not. A 100% valuation allowance has been recognized to offset the entire effect of the Company's net deferred tax assets.

ii GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 14 - INCOME TAXES, continued
---------------------------------

The provision (benefit) for federal and state income taxes were as follows:

                                               July 31, 2000       July 31, 1999
                                               -------------       -------------
Current:
     Federal                                   $        --          $        --
     State                                              --                   --
                                               -----------          -----------
Total current                                           --                   --
                                               -----------          -----------

Deferred:
    Federal                                     (2,313,140)          (2,364,538)
    State                                         (397,031)            (308,462)
                                               -----------          -----------
Total deferred                                  (2,710,171)          (2,673,000)
                                               -----------          -----------

Valuation allowance                              2,710,171            2,673,000
                                               -----------          -----------

Total provision (benefit) for income taxes     $        --          $        --
                                               ===========          ===========

A reconcilliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes for the year ended July 31, 2000, is as follows:

                                                   July 31, 2000   July 31, 1999
                                                   -------------   -------------
Deferred tax asset:
    Net operating loss carry forward                $ 2,003,777     $ 2,406,000
    Research and development tax credits                 65,000          65,000
    Non-cash compensation changes                          --           156,000
    Amortization of goodwill                             52,492            --
    Compensation recognized on stock options            588,306            --
    Other                                                   596          46,000
                                                    -----------     -----------
Net deferred tax asset                                2,710,171       2,673,000
                                                    -----------     -----------
Valuation allowance                                  (2,710,171)     (2,673,000)
                                                    -----------     -----------
Net deferred taxes                                  $      --       $      --
                                                    ===========     ===========

As of July 31, 2000, the Company's net operating loss carry forward of approximately $6,600,000 will expire from 2012 through 2015.

ii GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 15 - STOCK OPTIONS
-----------------------

At July 31, 2000, the Company only has nonqualified stock options outstanding. A committee appointed by the Board of Directors establishes the option price at issuance, which is generally at fair market value. Under the Plan, no options may be exercisable after five years from the date of grant. Common shares exercisable under option for the year ended July 31, 2000 are summarized as follows:



                                                Number        Weighted-Average
                                              of Shares        Exercise Price
                                             -----------      -----------------

   Outstanding at July 31, 1998                915,500             $   0.12
   Expired                                    (140,500)                0.11
   Exercised                                        --
   Granted                                          --
                                             ---------
   Outstanding at July 31, 1999                775,000                 0.02
                                             ---------
   Expired                                    (769,500)                0.02
   Exercised                                        --                   --
   Granted                                   2,790,000                 1.09
                                             ---------             --------
   Outstanding at July 31, 2000              2,795,500             $   1.09
                                             =========             ========


The following table summarizes information about all of the stock options outstanding at July 31, 2000:

       Range of           Shares      Weighted-Average      Weighted-Average
    Exercise Price     Outstanding     Remaining Life        Exercise Price
    --------------     -----------    -----------------     ----------------

    $ 0.01 - 1.50      2,665,500            4.79                  0.99
      1.51 - 3.00        130,000            4.54                  0.36
    --------------     -----------    -----------------     ----------------
    $ 0.01 - 3.00      2,795,500            4.78                  1.09
    --------------     -----------    -----------------     ----------------

SFAS 123 requires "as adjusted information regarding net loss and net loss per share to be disclosed. The fair value of these options was determined at the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions for the year ended July 31, 2000.





      Expected dividend yield                            0.00
      Calculated volatility                              2.84
      Risk free interest rate                            5.80
      Expected life of the options in years              3.00


The estimated fair value of the options is amortized to expense over the options' vesting period for "as adjusted" disclosure. The net income (loss) per share "as adjusted" for the affects of SFAS 123 is not indicative of the effects on reporting net income (loss) for future years. The Company's reported "as adjusted" information for the year ended July 31, 2000 is as follows:

      Net loss                                     $ 2,930,424
                                                   ===========
      As adjusted                                  $ 3,298,240
                                                   ===========
      Net loss per share as reported - basic       $     (0.60)
                                                   ===========
      Net loss per share as adjusted - basic       $     (0.68)
                                                   ===========
ii GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 16 - SUBSEQUENT EVENTS
---------------------------

Since the end of the Company's first fiscal year at July 31, 2000, the following events have taken place:

GourmetMarket.com, one of the Company's portfolio investments, announced that it had signed a Letter of Intent to acquire VirtualGourmet.com and that a funding of $3,000,000 through the sale of convertible preferred shares of CourmetMarket.com was expected to close on November 20, 2000.

Solutions Media, Inc. and its related sites, Spinrecords.com, Speedmonster.com and SomeMusic.com, have temporarily ceased operating their sites and are looking to either sell such sites or find additional financing.

The Company has begun a private raise of capital pursuant to Rule 506, only available to accredited investors for 4,000,000 shares of the Company's common stock together with warrants, to provide working capital and funds for additional acquisitions and investments. There can be no assurances that the Company will be successful in this venture.


NOTE 17 - GOING CONCERN
-----------------------

The accompanying financial statements have been prepared assuming that the organization will continue as a going concern. The organization has negative cash flows from operations and an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management is in the midst of a private placement of the Company's common stock, which it believes will provide adequate working capital for the Company's needs. In addition, management expects to receive repayment of some or all of heir loans to GourmetMarket.com from outside sources. Such repayment would provide additional working capital for the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 15, 2000, the Company dismissed Margolies, Fink & Wichrowski, Pompano Beach, Florida, as its independent accountant. The determination to dismiss Margolies, Fink & Wichrowski and to engage other auditors was made by the Company's Board of Directors after consideration of the Company's professional service requirements as its business activities expand. The reports of Margolies, Fink & Wichrowski dated October 15, 1998, for the year ended July 31, 1998, and dated August 25, 1999 for the year ended July 31, 1999, each contained a going concern opinion. In connection with the Company's audits for the fiscal years ended July 31, 1998 and 1999, and through September 15, 2000, there have been no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of the former accountants, would have caused them to make reference to the subject matter of the disagreement in their report on the financial statements for such year. The Company does not believe that during the two years ended July 31, 1999, and through September 15, 2000, there were any reportable events (as defined in Regulation S-B, Item 304(a)(1)(v) with Margolies, Fink & Wichrowski. Pursuant to Regulation S-B, Item 304(a)(3), the Company has filed with this Report a letter addressed to the Securities and Exchange Commission by Fink, Margolies & Wichrowski stating that that firm agrees with the above statements.

On September 15, 2000, the Company engaged Daszkal, Bolton, Manela, Devlin & Co., Boca Raton, Florida, as the Company's auditors.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth certain information with respect to each of the present directors and executive officers of iiGroup, Inc.

Name                           Age     Since             Position
----                           ---     -----             --------
Neil Swartz                    39      1999              Chief Executive Officer, Chairman of the
                                                         Board of Directors

C. Lawrence Rutstein           56      1997              Vice Chairman of the Board of Directors,
                                                         Acting Chief Financial Officer

J. Eric Kirkland               36      2000              President, Director

Bruce Hausman                  70      1993              Secretary, Treasurer, General Counsel,
                                                         Director

A. Scott Holmes                61      1999              Director

All directors hold office until the next annual meeting of stockholders of iiGroup or until their successors are elected and qualified. Due to its extremely limited financial resources, iiGroup has not held an annual meeting of stockholders since July 1991. Executive officers hold office until their successors are elected and qualified, subject to earlier removal by the Board of Directors.

The Company's By-Laws eliminate the personal liability of officers and directors to the fullest extent permitted by Delaware Law. The effect of such provision is to require the Company to indemnify the officers and directors of the Company for any claim arising against such persons in their official capacities if such person acted in good faith and in a manner that he reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was not lawful.

There are no committees of the Board, which acts as the full Board with respect to any matter.

No compensation is paid to any director, as such, for his or her services, but by Resolution of the Board of Directors, a fixed sum or expense for actual attendance at each regular or special meeting by the Board may be authorized.

The principal occupations and business experience of each director and executive officer are as follows:

Neil Swartz has served as the Chief Executive Officer and Chairman of the Board of Directors of iiGroup since November 1999. He is a CPA, received his B.S. degree in accounting from Northeastern University, and is a member of the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants. Mr. Swartz began his career as a CPA with Arthur Andersen and Peat Marwick and subsequently left the public accounting arena in 1987 to form Progressive Office Services, Inc., an accounting leasing firm, where he served as President and Chief Executive Officer until its sale in 1991. From 1990 through 1997 Swartz was the Chief Executive Officer of Microleague Multimedia, Inc., which grew under his leadership from a one product company to one with over thirty different in-house or acquired products. He took the company public on the Nasdaq SmallCap market, an opportunity that allowed him to glean extensive experience in the process of going public and raising capital. In 1998 Swartz co-founded Marblehead Capital Group, a non-traditional merchant banker that provides financial services in areas including: mergers, divestitures, bridge loans, acquisitions, capital formation, IPOs, leveraged buyouts, and off-balance sheet financing. In 1998 Swartz also co-founded Intellectual Property Ventures, which was established as a specialized investment fund to capitalize on the significant business trends that have accompanied the explosive growth of the Internet and computer-related technologies. In early 1999, Swartz left Marblehead Capital to create MCG Partners, a merchant-banking firm that established iiGroup, Inc. Swartz has served as Chief Executive Officer of iiGroup, Inc. since its establishment in November 1999.

J. Eric Kirkland has served as the President and a Director of iiGroup since May 2000. He received his B.A. in accounting and attended Pepperdine University School of Law in Malibu California. In 1986 he joined Dickson, Carlson & Campillo, a New York - L.A. law firm specializing in representing Fortune 100 companies in national litigation. He represented these clients in Federal courts across the country, and in eight different state courts. In March 1992, Kirkland joined Paul & Stuart, a law firm in Santa Monica, California, and practiced in the area of business law and litigation matters. In March 1994 Kirkland formed Dencer & Kirkland with Tayt Dencer, a 1982 graduate of Yale Law School, and a former tax and corporate law professor. The firm specialized in business law including securities, corporate tax matters, and business formation strategies as well as raising capital for businesses. In July 1999 Kirkland formed Silicon Ventures, an investment banking company. He has been responsible for raising capital and building the four companies that were held by Silicon Ventures:
Nucell Wireless Corporation, Solutions Media, Inc., On-Line Yellow Pages, Inc. and SpeedMonster.com. Kirkland became President of iiGroup in June 2000, subsequent to iiGroup's acquisition of Silicon Ventures.

C. Lawrence Rutstein has served as the Vice Chairman of the Board of Directors of iiGroup since 1997 and acting Chief Financial Officer since November 2000. Rutstein is a graduate of Harvard Law School, and has spent the last 12 years in a number of public and private ventures. In 1989 he took a national distributor of fasteners public, and served as its CEO until 1991. He formed an investment partnership for the purchase of an AA minor league baseball team and served as its executive vice president during 1992-1993. He independently arranged for the financing of the management buyout of a major Philadelphia and New York financial printer, served on its Board of Directors, and consulted with the company regarding its corporate strategy from 1995-2000. He was the creator of CapQuest Partners, Inc., a merchant-banking firm that invested in two computer software companies during 1995-1997. He also served as CEO of Regenesis Holdings, Inc. from 1997-1998, a one-time Nasdaq SmallCap listed healthcare company, in an effort to find new directions for that company. He served as a director of FutureGraph, Inc. from 1996-1998. From 1998-1999 Rutstein was a member of the Board of Directors of Coventry Industries, Inc., a public company. In 1999 he formed MCG Partners, Inc. with Neil Swartz. Prior to 1989, Rutstein practiced corporate, securities and banking law with several major Philadelphia law firms before becoming managing partner of his own firm during the 1980s. He was Chief Counsel to the Pennsylvania Department of Banking from 1971-1972, and subsequently became Resident Counsel to a major Philadelphia bank. Rutstein is a member of the Pennsylvania Bar Association. In August 2000 Rutstein was named as a director and Chairman of GourmetMarket.com, Inc.

Bruce Hausman has served as the General Counsel, Secretary and Treasurer of iiGroup since 1993. He received his B.A. in Economics from Brown University in 1951, his Master of Science from Columbia University School of Business in 1952, and his J.D. from New York Law School in 1979. He was President and CEO of the Company from 1995 to 1999. He served as Principal Executive Officer for Balding Heminway Company, Inc., a textile manufacturer and distributor from May 1992 to July 1993. From 1988 to 1992 he was Senior Vice President of Balding Heminway. Previously, he was a director of Plastigone Technologies, Inc., a biodegradable plastics manufacturing company from 1992 to 1997, and was a director of Circa Pharmaceuticals from 1990 to 1995. Hausman serves as an honorary trustee of Beth Israel Medical Center in New York, and an honorary trustee of the Schnurmacher Nursing Home, a division of Beth Israel Medical Center, and was formerly chairman of its Quality Assurance Committee. In August 2000, Hausman was named as a director of GourmetMarket.com, Inc.

Scott Holmes has served as a Director of iiGroup since December 1999. Mr. Holmes is a graduate of Cornell University with a B.S. in Industrial Engineering and an M.B.A. in finance from the Wharton Graduate School of the University of Pennsylvania. From 1997 until the present, Holmes created The Holmes Group Ltd, a unique organization which helps health information technology companies sell their products and services in the health industry. The Holmes Group has relationships with investment bankers and venture capitalists and can help its clients obtain financing. From 1969-1996, Holmes worked for Shared Medical Systems, a company that provides information services to hospitals and physician groups in the United States and foreign countries. From 1969-1974 he served as salesman, sales manager, and branch manager in Philadelphia. From 1975-1977 he served as Manager of the Mid-Atlantic/Southeast region. In 1978 he opened the Company's New York office and in 1979 he was promoted to Vice President of Marketing. From 1980-1996 he held the following positions: V.P. Corporate Communication, V.P. Investor Relations, V.P. Federal Marketing, V.P. National Marketing, V.P. Canadian Operations, and V.P. Marketing.

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended.

Section 16(a) ("Section 16") of the Securities Exchange Act of 1934, as amended, requires the Company's Executive Officers, Directors and 10% stockholders to file reports regarding initial ownership and changes in ownership with the SEC and the Nasdaq Stock Market, Inc. Executive Officers, Directors and 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16 forms they file. The Company's information regarding compliance with Section 16 is based solely on a review of the copies of such reports furnished to the Company by the Company's Executive Officers, Directors and 10% stockholders. These forms include (i) Form 3, which is the Initial Statement of Beneficial Ownership of Securities, (ii) Form 4, which is a Statement of Changes in Beneficial Ownership, and (iii) Form 5, which is an Annual Statement of Changes in Beneficial Ownership (all of which were inadvertently filed late for each Section 16 individual required to file such Form 5). Form 5 filed in January 2000 for all Section 16 individuals include stock options issued outside the plan and as such are subject to stockholder approval.

All other Section 16 forms appear to have been filed in a timely manner except certain filings for Eric Kirkland, whose filings were delinquent but which are currently being filed.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table
The following table sets forth information concerning the compensation received by the current Chief Executive Officer and President of iiGroup.

                           Annual Compensation  (1)                    Long-Term Compensation
                           -------------------                         ----------------------
                                                                       Awards           Payouts
                                                                       ------           -------

Name and                                                               Other Annual      All Other
Principal Position         Year     Salary      Bonus Compensation     Options           Compensation
------------------         ----     ------      ------------------     -------           ------------
Neil Swartz, CEO           2000                      $20,000

(1) No Officer or Director received any compensation for the years 1998 and 1999.

Stock Option Grants

The following table provides information regarding stock option grants during the last fiscal year to the Named Executive Officers granted under the 1999 Stock Option Plan.

Option Grants in Fiscal 2000

Name                 Number of                                        Exercise or Base   Expiration     Grant Date
                     Securities            % of Total Options         Price ($/Share)    Date           Present Value
                     Underlying Options    Granted to Employees in                                      ($)(2)
                     Granted (#)(1)        Fiscal 2000
Neil Swartz          1,000,000             44.2%                      $  1.00            5/31/2005
J. Eric Kirkland     1,000,000             44.2%                      $  1.00            5/31/2005
Bruce Hausman          200,000              8.8%                      $  1.00            5/31/2005

(1) Mr. Swartz and Mr. Kirkland's options vest at the rate of 125,000 shares per quarter over a two (2) year period commencing with the period ending July 31, 2000. Mr. Hausman's options vest June 1, 2001.

(2) We determined the hypothetical grant value for the options of $.74 per share using a modified Black-Scholes pricing model. In applying the model, we assumed a volatility of 2.839%, a 5.80% risk-free rate of return, a dividend yield at the date of grant of 0%, and a 5-year option term. We did not assume any option exercises or risk of forfeiture during the 5-year term. If used, such assumptions could have reduced the reported grant date value. The actual value, if any, an executive may realize upon exercise of options will depend on the excess of the stock price over the exercise price on the date the option is exercised. Consequently, there is no assurance that the value realized will be at or near the value estimated by the modified Black-Scholes model.

Aggregated Option Exercises in Last Fiscal Year End Option Values

                                                              Number of Unexercised Options     Value of Unexercised
                                                              at FY/End (#)                      In-the-Money Options
Name                       Shares Acquired       Value        Exercisable/                      Exercisable/
                           on Exercise (#)       Released     Unexercisable                     Unexercisable
                                                 ($)
Bruce Hausman              -                     -            5,000/200,000                     $7,500/0
Harvey S.S. Miller         -                     -            5,500
Neil Swartz                -                     -            0/1,000,000
J. Eric Kirkland           -                     -            0/1,000,000                       -

Based on a market price of $3.375 as of July 31, 2000.

Outstanding Stock Options.

As of July 31, 2000 there were options to purchase approximately 2.795 million shares of common stock at exercise prices per share ranging from $.01 to $3.00.

Consulting and Employment Agreements

On June 1, 2000, an Employment Agreement was entered into between Neil Swartz and iiGroup, Inc. The Agreement states that Neil Swartz will serve as the Company's Chief Executive Officer for a period of two years, and the term shall automatically renew for successive one-year periods unless terminated by either party on sixty days notice prior to the expiration date of the term. Compensation is to be $120,000.00 per year, to be paid in bi-monthly installments. Swartz may receive a cash bonus based on the financial results of the corporation, to be determined annually at the end of the fiscal year at the discretion of the Board of Directors. The cash bonus shall be paid within 45 days after Board authorization of the Bonus. Swartz will also be granted common stock options of the corporation for 1,000,000 shares at $1.00 per share. The options shall vest at the rate of 125,000 shares per fiscal quarter over a two-year period, commencing after July 31, 2000.

On June 1, 2000, an Employment Agreement was entered into between J. Eric Kirkland and iiGroup, Inc. The Agreement states that J. Eric Kirkland will serve as the Company's President for a period of two years, and the term shall automatically renew for successive one-year periods unless terminated by either party on sixty days notice prior to the expiration date of the term. Compensation is to be $120,000.00 per year, to be paid in bi-monthly installments. Kirkland may receive a cash bonus based on the financial results of the corporation, to be determined annually at the end of the fiscal year at the discretion of the Board of Directors. The cash bonus shall be paid within 45 days after Board authorization of the Bonus. Kirkland will also be granted common stock options of the corporation for 1,000,000 shares at $1.00 per share. The options shall vest at the rate of 125,000 shares per fiscal quarter over a two-year period, commencing after July 31, 2000.

In March 1996, Mr. Hausman was granted a non-qualified option to purchase an aggregate of 5,000 shares of Common Stock of the Company at an exercise price of $4.50 per share, based on the current market price at that time, in lieu of cash compensation for Mr. Hausman's services as President and Chief Executive Officer of the Company since May 1995. On December 23, 1997 the Board of Directors approved repricing of this option to $1.50 per share.

Mr. Miller currently holds non-qualified stock options, due to expire in September 2002, to purchase an aggregate of 5,500 shares of Common Stock at an exercise price of $0.50.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows, as of November 6, 2000, the Common Stock owned beneficially by (i) each Director of the Company, (ii) each Executive Officer,
(iii) all Directors and Executive Officers as a group, and (iv) each person known by the Company to be the "beneficial owner" of more than five percent (5%) of such Common Stock. "Beneficial ownership" is a technical term broadly defined by the Securities and Exchange Commission to mean more than ownership in the usual sense. For example, you "beneficially" own Common Stock not only if you hold it directly, but also if you indirectly (through a relationship, a position as a director or trustee, or a contract or understanding), have (or share the power to vote the stock, or sell it) the right to acquire it within 60 days. Except as disclosed in the footnotes below, each of the Directors and Executive Officers listed have sole voting and investment power over his or her shares. As of November 6, 2000, there were 10,796,030 shares of Common Stock issued and outstanding and approximately 432 holders of record. Unless specifically set forth below, the address of each of the persons listed below is 7000 W. Palmetto Park Road, Suite 501, Boca Raton, Florida 33433. As of November 6, 2000, there were 10,796,030 shares of common stock issued and outstanding.

Name and Address of Beneficial          Amount and Nature of                  Percentage of
Owner                                   Beneficial Ownership                  Outstanding Shares
Neil Swartz                             3,366,676 (1)                         31.61%
J. Eric Kirkland                        1,293,471                             12.84%
C. Lawrence Rutstein                    3,942,882 (2)                         35.69%
Bruce Hausman                           305,100 (3)                           2.76%
A. Scott Holmes                         -0-                                   -0-
All executive officers and directors    6,808,123                             63.89%
as a group (five persons)
MCG Partners, Inc.                      3,100,006                             28.06%
KMS Family Partnership                  1,000,000(4)                          9.05%

(1) Includes (i) 3,100,006 shares of Common Stock held by MCG Partners, Inc. of which Mr. Swartz is an Officer, Director and Principal Shareholder, and (ii) 266,670 shares of Common Stock held by Mr. Swartz directly.

(2) Includes (i) 3,100,006 shares of Common Stock held by MCG Partners, Inc., of which Mr. Rutstein is an Officer, Director and Principal Shareholder, and
    (ii) 618,206 shares of Common Stock held by Mr. Rutstein in his name, and 224,620 shares of Common Stock beneficially owned jointly by Mr. Rutstein and his wife.

(3) This figure includes 100 shares owned by Mr. Hausman through a Keough Plan Account and options to purchase an aggregate of 5,000 shares of Common Stock of iiGroup, which options are currently exercisable.

(5) The General Partner of KMS Family Partnership is KMS Family Corporation, of which Mark Swartz is the President. Mark Swartz is Neil Swartz' brother.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

iiGroup has adopted a policy that no officer, director or affiliate may engage in any transactions with iiGroup or any of its subsidiaries unless such transactions have been approved by a majority of iiGroup's directors who have no interest in the transactions. iiGroup anticipates that all related party transactions will be on terms and conditions at least as favorable to iiGroup as iiGroup could obtain in dealing with unrelated parties.

iiGroup paid MCG Partners $75,000.00 in management fees during fiscal year 1999/2000. MCG Partners is a principal stockholder of iiGroup.

In December 1999, iiGroup entered a consulting agreement with MCG Partners, pursuant to which MCG Partners received 2,000,000 shares of restricted common stock in exchange for (i) the assignment to iiGroup of Letters of Intent to acquire Travlang.com and @gov.com, two Internet sites, (ii) to provide consulting services, (iii) for the provision of office space and administrative services to iiGroup for the past year, and (iv) an agreement to provide or arrange for the provision of additional capital.

In December 1999, iiGroup exchanged 500,000 shares of its restricted common stock with MCG Partners for 500,000 shares of GourmetMarket.com's restricted common stock. At the time of the transaction, GourmetMarket.com's shares were trading at $1.60 per share and iiGroup's shares were trading at $.75 per share. The Form 10-QSB for January 31, 2000, also states "MCG Partners is a principal shareholder of both iiGroup and GourmetMarket.com." Over the course of the twelve month period ended July 31, 2000, iiGroup loaned $366,000 to GourmetMarket.com. The terms of the Notes had the Company receiving approximately 339,250 shares of GourmetMarket.com, and the Notes bear interest at an annual rate of 8%. Principal and interest are due on all Notes on December 31, 2000.

On July 10, 2000, iiGroup acquired from MCG Partners, via an Assignment Agreement, a $1,000,000.00 Revolving Loan Note ("Note") issued by
GourmetMarket.com originally to JNG & Associates. MCG Partners acquired the Note from JNG & Associates in December 1999. iiGroup paid $10,000.00 cash for the Note. The Note has a balance due of $405,000.00.

On July 19, 2000, iiGroup borrowed $100,000.00 from Quartz Capital Group. The funds were subsequently loaned to GourmetMarket.com. The Note is due on July 19, 2001.

On May 30, 2000, iiGroup loaned Nucell Wireless Corporation $46,615.01 in order to pay Exodus Communications to complete work on the Nucell website. The Note bears an annual interest rate of 8%, together with an option to purchase 92,000 shares of its common stock at $.50 per share. The loan was made at a time when iiGroup or an affiliate was evaluating the acquisition of Nucell Wireless Corporation.

On January 14, 2000 the Company purchased the assets of Travlang.com, an Internet foreign language and travel web site, from GourmetMarket.com, a publicly traded related party. Terms of the purchase were 250,000 common shares of iiGroup, valued at $742,500 ($2.97 per share) and $250,000 paid as follows:
$191,027 cash, and the assumption of $58,973 of Travlang.com liabilities.

In August 2000, C. Lawrence Rutstein and Bruce Hausman joined the Board of Directors of GourmetMarket pursuant to an agreement made July 19, 2000 between iiGroup and GourmetMarket. The agreement stipulated, in part, that iiGroup would forbear on the collection of three Notes with a combined principal balance of $675,000, iiGroup would arrange for additional credit for GourmetMarket, and GourmetMarket agreed that three members of the Board of Directors of GourmetMarket will be nominees of iiGroup.

PART IV


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS

ON FORM 8-K
See Index to Financial Statements attached hereto.

     (a)  The following documents are filed as part of this report.

Exhibit No.       Description
-----------       -----------

3.1 (b)           Certificate of Incorporation of Daltex, as amended

3.2 (a)           By-laws of Daltex

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

     iiGroup, Inc.

Dated: November 13, 2000                    By: /s/ Neil Swartz
                                                ---------------
                                                Neil Swartz, Chief
                                                Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                        Title                                    Date
---------                        -----                                    ----
/s/Neil Swartz                   Director, Chief Financial Officer        November 13, 2000
--------------
Neil Swartz

/s/ J. Eric Kirkland             President, Director                      November 13, 2000
--------------------
J. Eric Kirkland

/s/ C. Lawrence Rutstein         Director, Vice Chairman,                 November 13, 2000
------------------------         Acting Chief Financial Officer
B.   Lawrence Rutstein

/s/ Bruce Hausman                Director, Secretary, Treasurer,          November 13, 2000
-----------------                General Counsel
Bruce Hausman

/s/ A. Scott Holmes              Director                                 November 13, 2000
-------------------
A. Scott Holmes