Form 10QSB
period 2000-10-31
II GROUP INC
filed 2000-12-15
CIK 742686

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark One)

    X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended October 31, 2000

        Transition report under Section 13 or 15 (d) of the Exchange Act for the Transition period from _________ to ________.

                         Commission file number 0-14026

                                 ii GROUP, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         Delaware                                              13-3174562
-------------------------------                           -------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

       7000 West Palmetto Park Road, Suite 501, Boca Raton, Florida 33433
       ------------------------------------------------------------------
                    (Address of Principal Executive Offices)
                                 (561) 620-9202
                (Issuer's Telephone Number, Including Area Code)

              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes   X   No

                Applicable Only to Issuers Involved In Bankruptcy
                   Proceedings During The Preceding five Years

Check whether the registrant filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
YES______   No______

Number of shares of common stock outstanding as of December 11, 2000: 11,239,589

                                      INDEX


PART I            FINANCIAL INFORMATION

                  Item 1.  Condensed Consolidated Financial Statements
                               Balance Sheet as of October 31, 2000

                  Statement of Condensed Consolidated Operations for the three month period ended October 31, 2000 and October 31, 1999

                  Statements of Condensed Consolidated Cash Flows for the three months ended October 31, 2000 and October 31, 1999

                  Notes to Condensed Consolidated Financial Statements

                  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II           OTHER INFORMATION

                  Item 1.  Legal Proceedings

                  Item 2.  Changes in Securities

                  Item 3.  Defaults Upon Senior Securities

                  Item 4.  Submission of Matters to a Vote of Security Holders

                  Item 5.  Other Information

                  Item 6.  Subsequent Events

                  Item 7.  Exhibits and Reports on Form 8-K

SIGNATURE
ii GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF OCTOBER 31, 2000
(UNAUDITED)
--------------------------------------------------------------------------------


                                     ASSETS
                                     ------

                                                                October 31, 2000
                                                                ----------------
Current assets:
  Cash and cash equivalents                                        $   76,227
  Accounts receivable, net                                            129,420
  Prepaid expenses                                                    414,368
                                                                   ----------
      Total current assets                                            620,015
                                                                   ----------

Property and equipment, net                                            19,000
                                                                   ----------
Other assets:
  Notes receivable, related party                                     532,484
  Investment in common stock                                        1,235,981
  Deposits                                                              3,000
  Goodwill, net                                                       716,807
                                                                   ----------
      Total other assets                                            2,488,272
                                                                   ----------

      Total assets                                                 $3,127,287
                                                                   ==========





     See accompanying notes to condensed consolidated financial statements
ii GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF OCTOBER 31, 2000
(UNAUDITED)
--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                October 31, 2000
                                                                ----------------
Current liabilities:
  Accounts payable                                                $     15,015
  Accrued expenses                                                      28,667
  Loans payable, related parties                                         5,000
  Note payable                                                         100,000
  Deferred revenue                                                      17,044
                                                                  ------------
      Total current liabilities                                        165,726
                                                                  ------------
Long term liabilities:
  Note payable                                                          15,000
                                                                  ------------

      Total liabilities                                                180,726
                                                                  ------------
Commitments and contingencies                                               --

Stockholders' equity:
  Preferred stock, $1.00 par value, 5,000,000 shares
    authorized, -0- shares issued and outstanding                           --
  Common stock, $0.01 par value, 50,000,000 shares
    authorized, 10,771,028 shares issued and outstanding               107,710
  Additional paid in capital                                        14,023,148
  Accumulated deficit                                              (11,184,297)
                                                                  ------------
      Total stockholders' equity                                     2,946,561
                                                                  ------------

      Total liabilities and stockholders' equity                  $  3,127,287
                                                                  ============







     See accompanying notes to condensed consolidated financial statements
ii GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF OCTOBER 31, 2000
(UNAUDITED)
--------------------------------------------------------------------------------

                                                          Three Months Ended October 31,
                                                          ------------------------------
                                                              2000               1999
                                                          -----------         ----------
Revenues earned                                           $   104,757         $       --

Cost of goods sold                                             48,500                 --
                                                          -----------         ----------

Gross profit                                                   56,257                 --
                                                          -----------         ----------

Operating expenses:
  General and administrative expenses                         204,245             13,975
  Depreciation and amortization                                83,118                 --
  Stock compensation for services                              15,501                 --
                                                          -----------         ----------
      Total operating expenses                                302,864             13,975
                                                          -----------         ----------

Other income (expense):
  Impairment of investment                                         --                 --
  Interest expense                                               (250)                --
  Miscellaneous expense                                            --                 --
  Interest income                                               2,909                 --
  Losses from equity investment                               (11,088)                --
                                                          -----------         ----------
      Total other income (expense)                             (8,429)                --
                                                          -----------         ----------

Net loss                                                     (255,036)           (13,975)
                                                          -----------         ----------

Net income (loss) applicable to common shareholders       $  (255,036)        $  (13,975)
                                                          ===========         ==========

Basic and diluted loss per share                          $     (0.02)        $    (0.04)
                                                          ===========         ==========

Weighted average shares outstanding                        10,711,815            372,654
                                                          ===========         ==========




     See accompanying notes to condensed consolidated financial statements
ii GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2000 AND 1999
(UNAUDITED)
--------------------------------------------------------------------------------

                                                  Three Months Ended October 31,
                                                  ------------------------------
                                                        2000           1999
                                                     ---------      ---------
Net cash used in operating activities                $(195,225)     $  (4,140)
                                                     ---------      ---------

Cash flows from investing activities:
  Change in notes receivable                           (91,000)            --
  Purchases of property and equipment                  (10,446)            --
                                                     ---------      ---------
Net cash used in investing activities                 (101,446)            --
                                                     ---------      ---------

Cash flows from financing activities:
  Common stock issued for cash                         106,198             --
  Costs of issuance of common stock                     (2,780)            --
  Proceeds from loans payable                               --         10,000
  Payments on loans payable                             (7,500)            --
                                                     ---------      ---------
Net cash provided by financing activities               95,918         10,000
                                                     ---------      ---------

Net increase (decrease) in cash                       (200,753)         5,860

Cash at beginning of year                              276,980            541
                                                     ---------      ---------

Cash at end of year                                  $  76,227      $   6,401
                                                     =========      =========




     See accompanying notes to condensed consolidated financial statements
                                 ii GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Company

         ii Group, Inc. is an Internet strategic management company that invests in operating Internet companies and relevant technologies. We also invest in "bricks and mortar" companies if we determine that a company can benefit from having an Internet presence. We look for undervalued properties that can utilize and benefit from the collaborative network of our portfolio companies. The network has been designed so that the portfolio companies can share information, advertising and personnel, and take maximum advantage of the synergies inherent in the network. The ability to share resources reduces the cost of attracting users and personnel. It also gives the executives of the portfolio companies the opportunity to benefit from their collective skills and expertise.

         When we use the terms "iiGroup", the "Company", "we" or "us" or other similar terms, we mean iiGroup, inc., and any predecessor company, and each of our subsidiaries and affiliated companies unless otherwise specified described otherwise.

Significant Accounting Policies

         The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended July 31, 2000.

NOTE 2: INTERIM FINANCIAL STATEMENTS

         The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB of the Securities and Exchange Commission and in accordance with generally accepted accounting principles applicable to interim financial statements and do not include all of the information and footnotes required by generally accepted accounting principles for audited financial statements. The financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes of the Company for the year ended July 31, 2000, which are included in its Annual Report on Form 10-KSB for the fiscal year ended July 31, 2000.

         In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company as of October 31, 2000 and the results of its operations, stockholders' equity and cash flows for the three month period then ended.

         The results of operations for the period ended October 31, 2000 are not necessarily indicative of the results to be expected for the entire year. See "Management's Discussion and Analysis of financial Condition and Results of Operations."

NOTE 3: STOCKHOLDERS' EQUITY

         In September and October 1999, the Company issued 6% Convertible Notes in the principal amount of $40,000 to five accredited investors pursuant to Rule 506 to Regulation D of the Securities Act of 1933, as amended (the "Securities Act"). The conversion rate is $.50 per share. These notes and the shares of common stock issuable upon conversion of the notes have not been registered under the Securities Act or qualified under any other applicable federal or state securities laws. As a result, no sale or transfer of these notes or underlying shares of common stock may be made except in compliance with or pursuant to an exemption from such laws.

         On June 30, 2000, holders of $25,000 principal amount of notes plus accrued interest were converted into 52,054 shares of iiGroup common stock.

         In September 2000, the Company commenced a private offering to accredited investors of the Company's common stock and warrants pursuant to Rule 506 of Regulation D of the Securities Act for up to 4,000,000 shares of our common stock together with warrants, to provide working capital and funds for additional acquisitions and investments. During the quarter ending October 31, 2000, we issued a total 82,336 shares for a total purchase price of $106,200. To date, we have raised a gross of $307,500 at per share prices ranging in price from $.74 to $1.95. We cannot assure anyone, however, that we will be successful in raising sufficient equity to meet our business plans.

NOTE 4: RECLASSIFICATIONS AND PRIOR YEAR ADJUSTMENT

         Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 financial statement presentation. In addition, the 1999 financial statements have been restated to reflect the correction of an error in calculating the gain on extinguishments of certain debts in exchange for preferred stock. The Company incorrectly included a gain on the extinguishments of debt of $45,000. In the fourth quarter of fiscal year ended July 31, 2000, management determined that these gains should have been included in additional paid in capital. The effect of this restatement was to reduce the net income of $31,025 by $45,000 and earnings per share from $0.08 to $(0.04).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

General

Forward-Looking Statements. When used in this report, press releases and elsewhere by our management, we describe important factors, among others, that could cause actual results to differ from those indicated in forward-looking statements made in this document. Certain of our statements contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as anticipate, estimate, expect, project, intend, plan, believe, and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular these include statements relating to our anticipated operating results and our anticipated cash flow and to future actions, future performance or results of current and anticipated sales and marketing efforts, expenses, the outcome of contingencies, and other financial results. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this document and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Among the factors that could cause actual results to differ materially include our ability of the Company to meet its working capital and liquidity needs, the status of relations between the Company, its primary customers and distributors, the availability of long term credit, unanticipated changes in the U.S. and international economies, business conditions and growth in e-commerce and the timely development and acceptance of new products, the impact of competitive products and pricing, and other risks detailed from time to time in the Company's SEC reports. Certain of these factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed and readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. Actual future results may vary materially. We undertake no obligations to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future filings with the SEC.

Going Concern. The accompanying consolidated financial statements and financial information was prepared assuming that the Company will continue as a going concern. We have negative cash flows from our operations and an accumulated deficit that raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Additionally, our liquidity needs could exceed the amount of the Company's future ability for equity financing. See "Liquidity and Capital Resources."

Overview

         On January 14, 2000, the Company purchased the assets of Travlang.com, Inc., an Internet foreign travel language web site from GourmetMarket.com, Inc. (OTC:BB:WINE), a publicly traded related party.

         Travlang.com is a foreign language and travel web site that has existed for nearly six years and is recognized as the leader in providing free access to over 74 foreign language translation dictionaries to over two million unique visitors a month. Travlang.com's main source of revenue is from the sale of advertising on its site. The Company currently has a contract with 24/7 Media and Sonar Network, and has a number of affiliate relationships with travel companies and foreign language product companies.

         To date, we have

         -- purchased Travlang.com,

         -- invested in GourmetMarket.com, Inc. that sells gourmet food, wine and cookware over the Internet,

         -- invested in SBN.com, an Internet Yellow Pages company that caters to traditional as well as pure Internet companies, and

         -- Nucell Wireless Corporation, a traditional wholesale supplier of wireless telephones and accessories and wireless access through AT&T.

         The Company, through a wholly owned subsidiary, has executed a Letter of Intent to acquire the assets of Nucell Wireless Corporation. We had also acquired interests in Solutions Media, Inc. and its related companies, which internet sites have closed, and which investment was written off as of July 31, 2000.

Results of Operations

         The discussion and analysis set forth below is for the three months ended October 31, 2000 and October 31, 1999. It should be read in conjunction with our Financial Statements and the related Notes thereto appearing elsewhere in this quarterly report. The information presented for the three months ended October 31, 2000, and October 31, 1999, was derived from unaudited financial statements which, in our opinion, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation.

Three Months Ended October 31, 2000 Compared to the Three Months Ended October 31, 1999

         Net sales for the three months ended October 31, 2000 increased by $104,757 to $104,757 from $0 for the three months ended October 31, 1999. The increase in sales resulted primarily from the Company's purchase of Travlang.

         Cost of goods sold for the three months ended October 31, 2000 increased by $485,500 to $48,500 from $0 for the three months ended October 31, 1999. The increase in cost of sales comes from the purchase of Travlang. Web hosting, site management and business development are the highest operating costs that the company incurs.

         Gross profit for the three months ended October 31, 2000 was $56,257 or 53.7% of net sales, compared to $0 or 0% of net sales for the three months ended October 31, 1999. The increase in gross profit was primarily due to the acquisition of Travlang.

         General and administrative expenses were $204,245 for the three months ended October 31, 2000, compared with $13,975 for the three months ended October 31, 1999. The increase in the general and administrative expenses was due to the fact that business has been developing, and iiGroup organized an infrastructure of qualified staff. In the three months ended October 31, 2000, the Company had a non-cash charge of $15,501 for issuance of stock for services rendered.

         The Company's interest expense for the three months ended October 31, 2000 was $250 as compared with $0 for the three months ended October 31, 1999. The increase in interest expenses was primarily due to increase of loans by related parties and loans by third parties.

         As a result of the foregoing, the Company's net loss for the three months ended October 31, 2000 was $255,036 compared to a net loss of $ 13,975 for the three months ended October 31, 1999. The increase in net loss was primarily attributable to an increase in general and administrative expenses and depreciation and amortization.

Liquidity and Capital Resources

         The Company has limited expenditures in many areas, including discretionary expenditures; in order to focus our resources in what we believes are the most promising areas of the Company's business. However, there can be no assurance that we will have sufficient funds to carry out these plans or to remain in business. Although iiGroup has sufficient resources to carry out its business plan for the remainder of 2000, there can be no assurance that iiGroup will be successful in meeting its long-term liquidity requirements. The Company experienced a loss from operations in 2000 and had a working capital deficit at July 31, 2001. The Company experienced a loss from operations of $204,245 (this does not reflect depreciation, amortization, the stock compensation and extraordinary items), for the three months ended October 31, 2000. Also, our liquidity needs could exceed the amount of the Company's future ability for equity financing.

         In January and February 2000, the Company raised $1.15 million from a private placement offering to accredited investors in connection with the sale of 2.30 million shares of ii common stock at $.50 per share. This offering was not registered under the Securities Act, and the Shares were offered in reliance upon the exemption under Section 4(2) of the Securities Act, including but not limited to Rule 506 of Regulation D.

         In September 2000, the Company commenced a private offering to accredited investors of the Company's common stock and warrants pursuant to Rule 506 of Regulation D of the Securities Act for up to 4,000,000 shares of our common stock together with warrants, to provide working capital and funds for additional acquisitions and investments. During the quarter ending October 31, 2000, we issued a total 82,336 shares for a total purchase price of $106,200. To date, we have raised a gross of $307,500 at per share prices ranging in price from $.74 to $1.95. We cannot assure anyone, however, that we will be successful in raising sufficient equity to meet our business plans.

         The Company may utilize cash derived from the sales of equity securities, debt securities or bank or other borrowings or a combination thereof as consideration in effecting future acquisitions, joint ventures or investments. Also, iiGroup will, in all likelihood, issue additional shares in connection with the consummation of transactions. To the extent that such additional shares are issued, dilution of the interests of the Company's shareholders will occur.

         The Company had no capital expenditures for the three months ended October 31, 2000. The Company anticipates capital expenditures relating to computers and furniture as the Company increases its personnel.

PART II

OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

         In September 2000, the Company commenced a private offering to accredited investors of the Company's common stock and warrants pursuant to Rule 506 of Regulation D of the Securities Act for up to 4,000,000 shares of our common stock together with warrants, to provide working capital and funds for additional acquisitions and investments. Each prospective investors has been provided with or otherwise had access to information about the Company, including financial information. During the quarter ending October 31, 2000, we issued a total 82,336 shares for a total purchase price of $106,200. To date, we have raised a gross of $307,500 at per share prices ranging in price from $.74 to $1.95. We cannot assure anyone, however, that we will be successful in raising sufficient equity to meet our business plans.

         The Company has also issued 150,000 shares for consulting services pursuant to an S-8 and 250,000 restricted shares to Wall Street Marketing Group, Inc., the Company's Investor and Media Relations Counsel.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security-Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Subsequent Events

         On November 15, 2000, iiGroup signed a Letter of Intent to acquire the assets and assume certain liabilities of Nu-Cell Wireless Corporation ("Nu-cell") for 1,200,000 shares of iiGroup common stock. Nu-Cell is a privately held wholesale retailer of wireless communication devices and accessories.

Item 7.  Exhibits

    27   Financial Data Schedule.


SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    iiGroup, Inc.
Date: December 15, 2000
                                                    By: /s/ Neil Swartz
                                                    --------------------------
                                                    Neil Swartz, CEO