Form 10QSB
period 2001-01-31
II GROUP INC
filed 2001-03-23
CIK 742686

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB


X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended January 31, 2001

         Transition report under Section 13 or 15 (d) of the Exchange Act for the Transition Period from _________ to _________.

                         Commission file number 0-14026

                                  iiGroup, Inc.
        ----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Delaware                                        13-3174562
------------------------------                    ---------------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
 Incorporation or Organization)                       Identification No.)


       7000 West Palmetto Park Road, Suite 501, Boca Raton, Florida 33433
       ------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (561) 620-9202
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

       ------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

Yes____________   No___________

Number of shares of common stock outstanding as of March 13, 2001:  12,026,386

                                      INDEX


PART I            FINANCIAL INFORMATION

                  Item 1.  Financial Statements

                           Condensed Consolidated Balance Sheet as of
                           January 31, 2001

                           Condensed Consolidated Statements of Operations for the six months And three months ended January 31, 2001, and January 31, 2000

                           Condensed Consolidated Statement of Cash Flows for the six months ended January 31, 2001, and January 31, 2000

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

                  Item 4.     Submission of Matters to a Vote of Security
                              Holders

                  Item 5.     Other Information

                  Item 6.     Subsequent Events

                  Item 7.     Exhibits and Reports on Form 8-K

PART I            FINANCIAL INFORMATION

                  Item 1.  Financial Statements

ii GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JANUARY 31, 2001
(UNAUDITED)
================================================================================

                                     ASSETS
                                     -------                                      January 31, 2001
                                                                                 ----------------
         Current assets:
             Cash and cash equivalents                                              $   251,500
             Accounts receivable, net                                                   104,875
             Prepaid expenses                                                           411,172
                                                                                    -----------
                        Total current assets                                            767,547
                                                                                    -----------

         Property and equipment, net                                                      9,389
                                                                                    -----------

         Other assets:
             Notes receivable, related party                                            552,484
             Investment in common stock                                               1,230,644
             Deposits                                                                     3,000
             Goodwill, net                                                              634,098
                                                                                    -----------
                        Total other assets                                            2,420,226
                                                                                    -----------
                        Total assets                                                $ 3,197,162
                                                                                    ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
         Current liabilities:
             Accounts payable                                                       $    15,015
             Accrued expenses                                                            64,431
             Deferred revenue                                                            17,044
                                                                                    -----------
                        Total current liabilities                                        96,490
                                                                                    -----------

         Long term liabilities:
             Note payable                                                                15,000
                                                                                    -----------

                        Total liabilities                                               111,490
                                                                                    -----------

         Commitments and contingencies

         Stockholders' equity:
             Preferred stock, $1.00 par value, 5,000,000 shares
               authorized, -0- shares issued and outstanding                                 --
             Common stock, $0.01 par value, 50,000,000 shares
               authorized, 11,604,933 shares issued and outstanding                     116,049
             Additional paid in capital                                              14,651,309
             Accumulated deficit                                                    (11,681,686)
                                                                                    -----------
                        Total stockholders' equity                                    3,085,672
                                                                                     ----------
                        Total liabilities and stockholders' equity                  $ 3,197,162
                                                                                    ===========

ii GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS AND THREE MONTHS ENDED JANUARY 31, 2001 AND 2000
(UNAUDITED)
================================================================================

                                                  Six Months Ended January 31,        Three Months Ended January 31,
                                                     2001              2000              2001             2000
                                                 ------------      ------------      ------------      ----------
Revenues earned                                  $    129,714      $         --      $     24,956      $         --

Cost of goods sold                                     44,121                --            11,746                --
                                                 ------------      ------------      ------------      ------------

Gross profit                                           85,593                --            13,210                --
                                                 ------------      ------------      ------------      ------------

Operating expenses:
    General and administrative expenses               571,193            69,266           350,572            55,291
    Depreciation and amortization                     166,257                --            83,139                --
    Stock compensation for services                   184,251           397,500           168,750           397,500
                                                 ------------      ------------      ------------      ------------
       Total operating expenses                       921,701           466,766           602,461           452,791
                                                 ------------      ------------      ------------      ------------

Other income (expense):
    Interest expense                                     (300)               --              (300)               --
    Forgiveness of debt                                97,500                --            97,500                --
    Interest income                                     2,909                --                --                --
    Losses from equity investment                     (16,426)               --            (5,338)               --
                                                 ------------      ------------      ------------      ------------
       Total other income (expense)                    83,683                --            91,862                --
                                                 ------------      ------------      ------------      ------------

Net loss                                             (752,425)         (466,766)         (497,389)         (452,791)
                                                 ------------      ------------      ------------      ------------

Net (loss) applicable to common shareholders     $   (752,425)     $   (466,766)     $   (497,389)     $   (452,791)
                                                 ============      ============      ============      ============

Basic loss per share                             $      (0.07)     $      (0.26)     $      (0.04)     $      (0.14)
                                                 ============      ============      ============      ============

Fully diluted loss per share                     $      (0.07)     $      (0.26)     $      (0.04)     $      (0.14)
                                                 ============      ============      ============      ============

Weighted average shares outstanding                10,978,634         1,752,979        11,215,887         3,133,304
                                                 ============      ============      ============      ============

Fully diluted average shares outstanding           10,978,634         1,752,979        11,215,887         3,133,307
                                                 ============      ============      ============      ============

ii GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JANUARY 31, 2001 AND 2000
(UNAUDITED)
================================================================================

                                                                               Six Months Ended January 31,
                                                                            ----------------------------------
                                                                               2001                    2000
                                                                            ----------               ---------

         Net cash used in operating activities                              $ (471,883)              $ (37,901)
                                                                            ----------               ---------

         Cash flows from investing activities:
             Acquisition of Travlang                                                --                (119,473)
             Change in notes receivable                                       (111,000)                     --
             Purchases of property and equipment                                (1,265)                     --
                                                                                ------                      --
         Net cash used in investing activities                                (112,265)               (119,473)
                                                                              --------               ---------

         Cash flows from financing activities:
             Common stock issued for cash                                      573,950                 345,000
             Cost of issuance of common stock                                   (2,782)                     --
             Payments on loans payable                                         (12,500)                 20,000
                                                                               -------                 -------
         Net cash provided by financing activities                             558,668                 365,000
                                                                              --------                --------

         Net increase (decrease) in cash                                       (25,480)                207,626

         Cash at beginning of year                                             276,980                     541
                                                                              --------                    ----

         Cash at end of year                                                $  251,500               $ 208,167
                                                                            ==========               =========


                                  iiGROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Company

         iiGroup is a publicly traded merchant banking company that provides capital and strategic directional assistance to companies. iiGroup invests in companies that have either a good core business and/or assets, but are unable to maximize shareholder value due to any number of reasons, including market conditions, lack of skillful management, and/or depth of products or services offered. By providing management services to such companies, iiGroup can identify and provide the missing ingredients to increase the values of these companies for both their principals and iiGroup shareholders.

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

         In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company as of January 31, 2001 and the results of its operations, stockholders' equity and cash flows for the six month period then ended.

         The results of operations for the period ended January 31, 2001 are not necessarily indicative of the results to be expected for the entire year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

NOTE 3:  STOCKHOLDERS' EQUITY

         In September 2000, the Company commenced a private offering to accredited investors of the Company's common stock and warrants pursuant to Rule 506 of Regulation D of the Securities Act for up to 4,000,000 shares of our common stock together with warrants, to provide working capital and funds for additional acquisitions and investments. During the quarter ending January 31, 2001, we issued a total 683,905 shares for a total purchase price of $467,750. To date, we have raised a gross of $573,950 at per share prices ranging from $.50 to $1.72. We cannot assure anyone, however, that we will be successful in raising sufficient equity to meet our business plans.

NOTE 4:  RECLASSIFICATIONS AND PRIOR YEAR ADJUSTMENT

         Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 financial statement presentation. In addition, the six months ended January 31, 2000 financial statements have been restated to reflect the correction of an error in calculating the gain on extinguishments of certain debts in exchange for preferred tock. The Company incorrectly included a gain on the extinguishments of debt of $45,000. In the fourth quarter of fiscal year ended July 31, 2000, management determined that these gains should have been included in additional paid-in capital. The effect of this restatement was to increase the net loss of $421,766 for the six months ended January 31, 2000 by $45,000 and loss per share from $0.24 to $0.26.

ITEM 2:  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

General

         Forward-Looking Statements. When used in this report, press releases and elsewhere by our management, we describe important factors, among others, that could cause actual results to differ from those indicated in forward-looking statements made in this document. Certain of our statements contain some forward-looking statements made in this document. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as anticipate, estimate, expect, project, intend, plan, believe, and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular these include statements relating to our anticipated operating results and our anticipated cash flow and to future actions, future performance or results of current and anticipated sales and marketing efforts, expenses, the outcome of contingencies, and other financial results. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this document and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Among the factors that could cause actual results to differ materially include the ability of the Company to meet its working capital and liquidity needs, the status of relations between the Company, its primary customers and distributors, the availability of long term credit, unanticipated changes in the U.S. and international economies, business conditions and growth in e-commerce and the timely development and acceptance of new products, the impact of competitive products and pricing, and other risks detailed from time to time in the Company's SEC reports. Certain of these factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed and readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. Actual future results may vary materially. We undertake no obligations to publicly update any forward-looking statements, whether as a result of new information, future evens or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future filings with the SEC.

         Going Concern. The accompanying ___ consolidated financial statements and financial information was prepared assuming that the Company will continue as a going concern. We have negative cash flows from our operations and an accumulated deficit that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Additionally, our liquidity needs could exceed the amount of the Company's future ability to obtain equity financing. See "Liquidity and Capital Resources."

Overview

         On January 14, 2000, the Company purchased the assets of Travlang.com, Inc., an Internet foreign travel language website, from GourmetMarket.com, Inc. (OTC: BB: WINE), a publicly-traded related party.

         Travlang.com is a foreign language and travel web site that has existed for nearly six years. It operates on the World Wide Web under the name Travlang.com. Travlang is a World Wide Web presence offering foreign language and travel information, products and services. With no advertising, Travlang has become a leading portal on the World Wide Web, serving over 8,000,000 pages per month and hosting 2,500,000 visitors per month, of which over 800,000 are unique. Travlang draws visitors from all over the world and from all walks of life. Travlang has achieved these high levels of traffic and diversity of audience due to the uniqueness of its content. The four main language content offerings are Travlang's Foreign Languages for Travelers in 74 languages, Travlang's Translating Dictionaries, Travlang's Word of the Day e-mail, and Travlang's downloadable vocabulary/dictionary files.

         Travlang.com's main sources of revenue are from banner advertising and e-mail advertising; licensing/syndication; commission based travel services; product sales; affiliate relationships; Travlang website and e-mail services; storefronts; databases; catalog and other e-Distribution; and online immersion courses.

         Travlang's commission-based travel-related services consist of the following: airline information, reservations and booking; hotel information, reservations and booking; automobile rental information, reservations and booking; railway information, reservations and booking; cruise information, reservations and booking; Travlang Travel Concierge; country specific hotels; discount hotels; adventure travel and specialty travel.

         The Travlang store sells travel aids and foreign language translation products. Products available in the store are: travel/health aids; discounted luggage, software, phone calling cards, credit cards and textbooks. In addition, the Travlang store has a comprehensive offering of foreign language products. These include the following: dictionaries, keyboards, spell checkers, encyclopedias, children's products, translations, movies and videos, localized products, transliterations, fonts, OCR, tutorials, electronic translators, computer operating systems, tutorials in ESL, Internet, religious studies, word processing, phrase books and K - 12 materials in over 900 foreign languages.

         Page views for Travlang have increased from 4.5 million in 1996 to over 100 million (estimated) in 2001. Total visitors have increased from 2.4 million in 1996 to a projected 32 million in 2001. One-quarter to one-third of the visitors are unique. Total requests (hits) are projected to be over 540 million in 2001, up from 41 million in 1996 and 350 million in 2000.

         To date, iiGroup has

         - purchased Travlang.com,

         - invested in Gourmetmarket.com, a former website for the sale of gourmet food, wine and cookware,

         - acquired an interest in SBN.com, an Internet Yellow Pages company that caters to traditional as well as pure Internet companies, and

         - acquired an interest in Nucell Wireless Corporation, a traditional wholesale supplier of wireless telephones and accessories and wireless access through AT&T.

         The Company, through a wholly-owned subsidiary, executed a Letter of Intent to acquire the assets of Nucell Wireless Corporation. The Letter of Intent expired and the Company does not intend to complete the transaction.

         On December 14, 2000, the Company entered into a Letter of Intent to acquire TargitMail.com, a leading permission based e-mail marketing company. The Letter of Intent required the Company to raise $3,000,000 prior to the acquisition. Due to current market conditions, the Company was unable to raise that amount, and has since terminated the Letter of Intent. However, the Company has provided consulting and other services to TargitMail for which it will be compensated.

         On March 7, 2001, the Company announced that it would seek approval to change its name to Travlang, Inc. to better indicate the Company's intention to focus its attention on its wholly owned subsidiary.

         GourmetMarket.com has executed an agreement to forward its traffic to VirtualGourmet.com in exchange for certain cash and other considerations. GourmetMarket has ceased operations and the Company is assisting GourmetMarket to work out its debt with creditors and to seek other business opportunities.

Results of Operations

         The discussion and analysis set forth below is for the three-month and six-month periods ended January 31, 2001, and January 31, 2000. It should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere in this quarterly report. The information presented for the three months and six months ended January 31, 2001, and January 31, 2000, was derived from unaudited financial statements which, in our opinion, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation.

Results of Operations for the Three Month and Six Months Ended January 31, 2001, and January 31, 2000.

         Net sales for the three months ended January 31, 2001, increased by $24,956 to $24,956 from $ 0 for the three months ended January 31, 2000. Net sales for the six months ended January 31, 2001, increased by $129,714 to $129,714 from $0 for the six months ended January 31, 2000. The increase was due to the operations of Travlang.com.

         Cost of goods sold for the three months ended January 31, 2001, increased by $11,746 to $11,746 from $0 for the three months ended January 31, 2000. Cost of goods sold for the six months ended January 31, 2001, increased by $44,121 to $44,121 from $0 for the six months ended January 31, 2000. The increase in cost of sales comes from products and services sold by Travlang.com. Web hosting, site management and business development are the highest operating costs that the Company incurs.

         Gross profit for the three months ended January 31, 2001, was $13,210, or 53% of net sales, compared to $0 or 0% for the three months ended January 31, 2000. Gross profit for the six months ended January 31, 2001, was $85,593, or 66% of net sales, compared to $0 or 0% for the six months ended January 31, 2000. The increase in gross profit was due to products and services sold by Travlang.

         General and administrative expenses were $350,572 for the three months ended January 31, 2001, compared with $55,291 for the three months ended January 31, 2000. General and administrative expenses were $571,193 for the six months ended January 31, 2001, compared with $69,266 for the six months ended January 31, 2000. The increase in general and administrative expenses was due to the fact that business has been developing, and iiGroup organized an infrastructure of qualified staff, used a number of outside consultants, and had to amortize its investments. In the six months ended January 31, 2001, the Company had a non-cash charge of $184,251 for issuance of stock for services rendered.

         The Company's interest expenses for the three months ended January 31, 2001, was $300 as compared with $0 for the three months ended January 31, 2000. The Company's interest expenses for the six months ended January 31, 2001 was $300 compared with $0 for the six months ended January 31, 2000.

         As a result of the foregoing, the Company's net loss for the three months ended January 31, 2001, was $497,389 compared to a net loss of $452,791 for the three months ended January 31, 2000. The Company's net loss for the six months ended January 31, 2001, was $752,425, compared to a net loss of $466,766 for the six months ended January 30, 2000. The increase in net loss was primarily attributable to an increase in general and administrative expenses and depreciation and amortization.

Liquidity and Capital Resources

         The Company has limited expenditures in many areas, including discretionary expenditures, in order to focus our resources in what we believe are the most promising areas of the Company's business. However, there can be no assurance that we will have sufficient funds to carry out these plans or to remain in business. Although iiGroup has sufficient resources to carry out its business plan for the remainder of this fiscal year, there can be no assurance that iiGroup will be successful in meeting its long-term liquidity requirements. The Company experienced a loss from operations in 2000 and had a working capital deficit at July 31, 2000. The Company experienced a loss from operations of $337,362 (this does not reflect depreciation, amortization, the stock compensation and extraordinary consulting items and a credit for forgiveness of debt) for the three months ended January 31, 2001. The Company experienced a loss from operations of $485,600 for the six months ended January 31, 2001. Also, our liquidity needs could exceed the amount of equity or debt financing that the Company may be able to obtain.

         In September 2000, the Company commenced a private offering to accredited investors of the Company's common stock and warrants pursuant to Rule 506 of Regulation D of the Securities Act for up to 4,000,000 shares of our common stock together with warrants to provide working capital and funds for additional acquisitions and investments. During the quarter ended January 2001, we issued a total 683,905 shares for a total purchase price of $467,750. To date, we have raised a gross of $573,950 at per-share prices ranging in price from $.50 to $1.72. We cannot assure anyone, however, that we will be successful in raising sufficient equity to meet our business plans.

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

         The Company had capital expenditures of $1,265 for the six months ended January 31, 2001. The Company anticipates capital expenditures relating to computers and furniture as the Company increases its personnel.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

           None.

Item 2.  Changes in Securities

         In September 2000, the Company commenced a private offering to accredited investors of the Company's common stock and warrants pursuant to Rule 506 of Regulation D of the Securities Act for up to 4,000,000 shares of our common stock together with warrants, to provide working capital and funds for additional acquisitions and investments. Each prospective investor has been provided with or otherwise had access to information about the Company, including financial information. During the quarter ending January 31, 2001, we issued a total of 683,905 shares for a total purchase price of $467,750. To date, we have raised a gross of $573,950 at per-share prices ranging in price from $.50 to $1.72. We cannot assure anyone, however, that we will be successful in raising sufficient equity to meet our business plans.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Subsequent Events

         On February 20, 2001, the Company announced that its Letter of Intent to acquire 100% of Nucell Wireless Corporation had expired and that its president, J. Eric Kirkland, had resigned as an officer and director of the Company.

         On March 7, 2001, iiGroup announced that its Board of Directors had approved changing the Company's name to Travlang, Inc., subject to necessary approvals, and that Howard Brummer had been elected the Company's President and Chief Executive Officer.

Item 7.  Exhibits and Reports on Form 8-K

         None

                                    SIGNATURE

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 22, 2001                      iiGroup, Inc.

                                           By: /s/ Howard Brummer
                                               --------------------------------
                                           Howard Brummer,
                                           President and Chief Executive Officer