Form 10QSB
period 2001-04-30
TRAVLANG INC
filed 2001-06-18
CIK 742686

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10Q-SB


   [ X ] Quarterly report under Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the quarterly period ended April 30, 2001

         Transition report under Section 13 or 15(d) of the Exchange Act for the Transition Period from ________ to ________.

                         Commission file number 0-14026

                                 TRAVLANG, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                Delaware                                 13-3174562
          ----------------------                     ------------------
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

                                  iiGROUP, INC.
                                  -------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X     No
                                                             ----       ----

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceedings During the Preceding Five Years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

     Yes_______________    No_______________

     Number of common stock outstanding as of  May 31, 2001: 13,159,934

                                      INDEX

PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

               Condensed Consolidated Balance Sheet as of April 30, 2001

               Condensed Consolidated Statements of Operations for the three-month and nine month periods ended April 30, 2001 and 2000

               Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2001 and 2000

               Notes to Consolidated Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

TRAVLANG, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF APRIL 30, 2001
================================================================================

                                     ASSETS
                                     ------
                                                                            April 30,
                                                                              2001
                                                                          ------------
Current assets:
    Cash and cash equivalents                                                   79,279
    Accounts receivable, net                                                    18,828
    Prepaid expenses                                                           408,174
    Deferred management fees                                                   157,885
                                                                          ------------
               Total current assets                                            664,166
                                                                          ------------

Property and equipment, net                                                     11,367
                                                                          ------------

Other assets:
    Notes receivable, related party                                             67,237
    Investment in common stock                                               1,832,391
    Deposits                                                                     3,000
    Goodwill, net                                                              551,390
                                                                          ------------
               Total other assets                                            2,454,018
                                                                          ------------

               Total assets                                               $  3,129,551
                                                                          ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      -------------------------------------
Current liabilities:
    Accrued expenses                                                            48,446
    Other current liabilities                                                   15,000
                                                                          ------------
               Total current liabilities                                        63,446
                                                                          ------------

Long term liabilities:
    Note payable                                                                15,000
                                                                          ------------

               Total liabilities                                                78,446
                                                                          ------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $1.00 par value, 5,000,000 shares
      authorized, -0- shares issued and outstanding                                 --
    Common stock, $0.01 par value, 50,000,000 shares
      authorized, 13,134,933 shares issued and outstanding                     131,349
    Additional paid in capital                                              15,365,531
    Accumulated deficit                                                    (12,445,775)
                                                                          ------------
               Total stockholders' equity                                    3,051,105
                                                                          ------------

               Total liabilities and stockholders' equity                 $  3,129,551
                                                                          ============

     See accompanying notes to condensed consolidated financial statements.

TRAVLANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS AND THREE MONTHS ENDED APRIL 30, 2001 AND 2000
================================================================================

                                                 Nine Months Ended April 30,            Three Months Ended April 30,
                                             ---------------------------------        --------------------------------
                                                  2001                2000                2001                2000
                                              ------------        ------------        ------------        ------------
Revenues earned                               $    453,771        $     77,218        $    324,057        $     77,218

Cost of goods sold                                 188,268              22,612             144,147              22,612
                                              ------------        ------------        ------------        ------------

Gross profit                                       265,503              54,606             179,910              54,606
                                              ------------        ------------        ------------        ------------

Operating expenses:

    General and administrative expenses            733,481              99,848             286,731              57,282
    Depreciation and amortization                  249,582              43,412              83,325              32,578
    Stock compensation for services                810,991             472,500             502,502              75,000
                                              ------------        ------------        ------------        ------------
       Total operating expenses                  1,794,054             615,760             872,558             164,860
                                              ------------        ------------        ------------        ------------

Other income (expense):

    Interest expense                              (102,006)             (1,277)           (101,706)               (678)
    Miscellaneaous expense                              --             (43,646)                 --             (28,379)
    Forgiveness of debt                             97,500                  --                  --                  --
    Interest income                                 32,969               8,014              30,060               8,014
    Losses from equity investment                  (16,426)                 --                  --                  --
                                              ------------        ------------        ------------        ------------
       Total other income (expense)                 12,037             (36,909)            (71,646)            (21,043)
                                              ------------        ------------        ------------        ------------

Net loss                                        (1,516,514)           (598,063)           (764,294)           (131,297)
                                              ------------        ------------        ------------        ------------


Net (loss) per share, basic and diluted       $      (0.13)       $      (0.16)       $      (0.07)       $      (0.02)
                                              ============        ============        ============        ============

Weighted average shares outstanding             11,283,124           3,661,476          11,471,055           7,563,287
                                              ============        ============        ============        ============

     See accompanying notes to condensed consolidated financial statements.

TRAVLANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED APRIL 30, 2001 AND 2000
(UNAUDITED)
================================================================================

                                                                                Nine Months Ended April 30,
                                                                             --------------------------------
                                                                                2001                 2000
                                                                             -----------          -----------
Cash flows from operating activities:
    Net (loss)                                                               $(1,516,514)         $  (598,063)
    Adjustments to reconcile net (loss) to
      net cash used by operating activities:
       Depreciation and amortization                                             249,582               43,412
       Equity in losses of subsidiary                                             16,426                   --
       Forgiveness of debt                                                       (97,500)                  --
       Issuance of stock for services                                            810,991              472,500
    Changes in operating assets and liabilities, net of effects from acquisitions:
       Increase (decrease) in:
           Accounts receivables                                                   39,670              (27,103)
           Prepaid expenses                                                        6,657               (1,158)
           Investments in stock                                                  485,247               (2,269)
           Notes receivable                                                     (601,748)
           Deferred management fees                                             (157,885)                  --
       Increase (decrease) in:
           Accounts payable                                                      (13,050)              (3,154)
           Accrued expenses                                                       35,878                   --
           Deferred revenue                                                      (17,044)                  --
                                                                             -----------          -----------
Net cash used in operating activities                                           (759,290)            (115,835)
                                                                             -----------          -----------

Cash flows from investing activities:
    Change in notes receivable                                                  (111,000)            (253,333)
    Asset purchase                                                                    --             (250,000)
    Purchases of property and equipment                                           (3,861)              (6,529)
                                                                             -----------          -----------
Net cash used in investing activities                                           (114,861)            (509,862)
                                                                             -----------          -----------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                       673,950            1,009,175
    Paid in capital                                                                   --                 (863)
    Payment on note payable                                                      (12,500)                  --
    Proceeds from note payable                                                    15,000               40,000
                                                                             -----------          -----------
Net cash provided by financing activities                                        676,450            1,048,312
                                                                             -----------          -----------

Net increase (decrease) in cash                                                 (197,701)             422,615

Cash at beginning of year                                                        276,980                  541
                                                                             -----------          -----------

Cash at end of year                                                          $    79,279          $   423,156
                                                                             ===========          ===========

Supplemental disclosures:
    Income taxes paid                                                        $        --
                                                                             ===========
    Interest paid                                                            $        --
                                                                             ===========
Non-cash disclosures of investing and financing activities:
  Forgiveness of note payable and write off of
  accounts receivable from related party                                     $    97,500
                                                                             ===========

     See accompanying notes to condensed consolidated financial statements.

                                 TRAVLANG, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Company

         Travlang, Inc. (formerly iiGroup, Inc.) is a publicly traded technology company whose core business is in its wholly owned subsidiary, Travlang.com. Travlang.com, a foreign language and travel website, was acquired by iiGroup, Inc. in January 2000. Travlang.com offers foreign language and travel information, products and services through the Internet. Travlang, Inc. also holds equity positions in several other companies as described in Note 5 below. The name of the Company was changed on April 23, 2001 to reflect the Company's decision to focus on Travlang.com.

         When we use the terms "Travlang", the "Company", "we" or "us" or other similar terms, we mean Travlang, Inc., and any predecessor company, and each our subsidiaries and affiliated companies unless otherwise specified or described otherwise.

Significant Accounting Policies

         The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended July 31, 2000.

NOTE 2.   INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB of the Securities and Exchange Commission and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes of the Company for the year ended July 31, 2000, which are included in its Annual Report on Form 10-KSB for the fiscal year ended July 31, 2000.

         In the opinion of the Company, the accompanying condensed consolidated financial statements reflect all adjustments necessary (consisting solely of normal recurring adjustments) necessary to present fairly the financial position of the Company as of April 30, 2001 and the results of its operations, stockholders' equity and cash flows for the nine month period then ended.

         The results of operations for the period ended April 30, 2001 are not necessarily indicative of the results to be expected for the entire year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

NOTE 3.  STOCKHOLDERS' EQUITY

         In September 2000, the Company commenced a private offering to accredited investors of the Company's common stock and warrants pursuant to Rule 506 of Regulation D of the Securities Act for up to 4,000,000 shares of our common stock together with warrants, to provide working capital and funds for additional acquisitions and investments. During the quarter ending April 30, 2001, the Company issued a total 200,000 shares for a total purchase price of $100,000. To date, the Company has raised a gross of $673,950 at per share prices ranging from $.50 to $1.72. The Company cannot assure anyone, however, that it will be successful in raising sufficient equity to meet its business plans.

NOTE 4.  RECLASSIFICATIONS AND PRIOR YEAR ADJUSTMENT

         Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 financial presentation. In addition, the nine months ended April 30, 2000 financial statements have been restated to reflect the correction of an error in calculating the gain on extinguishments of certain debts in exchange for preferred stock. The Company incorrectly included a gain on the extinguishments of debt of $45,000. In the fourth quarter of fiscal year ended July 31, 2000, management determined that these gains should have been included in additional paid-in capital. The effect of this restatement was to increase the net loss of $553,063 for the nine months ended April 30, 2000 by $45,000 and loss per share from $0.15 to $0.16.

NOTE 5.  EQUITY INVESTMENTS

         At April 30, 2001, the Company had equity investments in three companies: GourmetMarket.com, Inc., Nucell Wireless Corporation and SBN.com.

         GourmetMarket.com. GourmetMarket.com formerly operated an online retail food and wine website. In April 2001, GourmetMarket.com determined to change its focus to interactive marketing and in May 2001 acquired Global Technology Marketing International, Inc. d/b/a/ TargitMail, a privately held permission based e-mail marketing company. TargitMail had year 2000 revenues of over $6 million and a unaudited net loss of approximately $16,614,000. The Company had a letter of intent to acquire TargitMail that expired since the Company was unable to raise the necessary financing. TargitMail is currently operating at breakeven cash flow and expects to be cash flow positive by the end of 2001. In June 2001, GourmetMarket.com announced it had signed a letter of intent to acquire Williams Software, Inc. d/b/a FirstPop Technologies, a privately held interactive marketing company.

         In April 2001, the Company agreed to convert its approximately $601,000 of promissory notes and accounts receivable into 24,000,000 shares of GourmetMarket.com common stock. As a result of the conversion of the notes, the Company's ownership increased from approximately 2.5% to 40% of GourmetMarket.com common stock at April 30, 2001. After the FirstPop acquistion is complete, the Company's ownership will be less than 5%. C. Lawrence Rutstein, the Company's chairman, is also vice chairman of GourmetMarket.com and Bruce Hausman is currently a director of both companies. These persons have exerted control over the management of both companies. Further, Neil Swartz, who was the Chief Executive Officer of the Company until February 2001 and is the largest shareholder of the Company, through MCG Partners, has served as a consultant to both companies and his brother was a principal stockholder of TargitMail and is a principal stockholder of GourmetMarket.com as a result of the TargitMail transaction. Accordingly, the Company and GourmetMarket.com may be deemed to be related parties and the Company has accounted for its investment using the equity method and will continue to do so until such time as there is no common control.

         Nucell Wireless Corporation. Nucell Wireless Corporation is a privately held reseller of wireless phones and accessories. The Company owns approximately 5% of Nucell's outstanding capital stock which is valued at cost.. The Company and its principal stockholders do not have any other relationship with Nucell.

         SBN.com. SBN is a privately held provider of online directories and yellow pages. The Company owns approximately 5% of SBN's outstanding capital stock which is valued at cost. The Company and its principal stockholders do not have any other relationship with SBN.

NOTE 6.  PREPAID ASSETS

         Prepaid assets consists of prepaid consulting fees and prepaid legal fees. Consulting services received for stock are capitalized and amortized over the term of the agreement, not to exceed one year, on a straight line basis. The value of the consulting services is determined based on the Company's stock price on the effective date of the agreement.

NOTE 7.  SUBSEQUENT EVENTS

         In June 2001, the Company signed a letter of intent to acquire DollarDays International, a distributor of various products for sale to independent retailers via extensive Internet direct marketing efforts. The acquisition is expected to be completed later this summer. Travlang has agreed to provide financing to DollarDays in anticipation of the acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         Forward-Looking Statements. When used in this report, press releases and elsewhere by our management, we describe important factors, among others, that could cause actual results to differ from those indicated in forward-looking statements made in this document. Certain of our statements contain some forward-looking statements made in this document. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as anticipate, estimate, expect, project, intend, plan, believe, and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular these include statements relating to our anticipated operating results and our anticipated cash flow and to future actions, future performance or results of current and anticipate sales and marketing efforts, expenses, the outcome of contingencies, and other financial results. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this document and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Among the factors that could cause actual results to differ materially include the ability of the Company to meet its working capital and liquidity needs, the status of relations between the Company, its primary customers and distributors, the availability of funding, unanticipated changes in the U.S. and international economies, business conditions and growth in e-commerce and the timely development and acceptance of new products, the impact of competitive products and pricing, and other risks detailed from time to time in the Company's SEC reports. Certain of these factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed and readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. Actual future results may vary materially. We undertake no obligations to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future filings with the SEC.

         Going Concern. The accompanying condensed consolidated financial statements and financial information were prepared assuming that the Company will continue as a going concern. We have negative cash flows from our operations and an accumulated deficit that raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Additionally, our liquidity needs could exceed the amount of the Company's future ability to obtain equity financing. See "Liquidity and Capital Resources."

Overview

         On January 14, 2000, the Company purchased the assets of Travlang.com, Inc., an Internet foreign language and travel website, from GourmetMarket.com, Inc. (OTC:BB:WINE), a publicly-traded related party. Travlang.com is a foreign language and travel website that has existed for nearly six years. It operates on the World Wide Web under the name Travlang.com. Travlang is a World Wide Web presence offering foreign language and travel information, products and services. With no advertising, Travlang has become a leading portal on the World Wide Web, serving over 8,000,000 pages per month and hosting 2,500,000 visitors per month, of which over 800,000 are unique. Travlang draws visitors from all over the world and from all walks of life. Travlang has achieved these high levels of traffic and diversity of audience due to the uniqueness of its content. The four main language content offerings are Travlang's Foreign Languages for Travelers in 74 languages. Travlang's Translating Dictionaries, Travlang's Word of the Day e-mail, and Travlang's downloadable vocabulary/dictionary files.

         Travlang.com's main sources of revenue are from banner advertising and e-mail advertising; licensing/syndication; commission based travel services; product sales; affiliate relationships; Travlang website and e-mail services; storefronts; databases; catalog and other e-Distribution; and online immersion courses.

         Travlang's commission based travel related services consist of airline information, reservations and booking; hotel information, reservations and booking; automobile rental information, reservations and booking; railway information, reservations and booking; cruise information, reservations and booking; Travlang Travel Concierge; country specific hotels; discount hotels; adventure travel and specialty travel.

         The Travlang store sells travel aids and foreign language translation products. Products available in the store are: travel/health aids; discounted luggage, software, phone calling cards, credit cards and textbooks. In addition, the Travlang store has a comprehensive offering of foreign language products.

These include the following: dictionaries, keyboards, spell checkers, encyclopedias, children's products, translations, movies and videos, localized products, transliterations, fonts, OCR, tutorials, electronic translators, computer operating systems, tutorials in ESL, Internet, religious studies, word processing, phrase books and K-12 materials in over 900 foreign languages.

         Page views for Travlang have increased from 4.5 million in 1996 to over 100 million (estimated) in 2001. Total visitors have increased from 2.4 million in 1996 to a projected 32 million in 2001. One-quarter to one-third of the visitors are unique. Total requests (hits) are projected to be over 540 million in 2001, up from 41 million in 1996 and 350 million in 2000.

         To date Travlang, Inc. has

         -   purchased Travlang.com,

         - invested in Gourmetmarket.com, a former website for the sale of gourmet food, wine and cookware that has recently acquired an interactive marketing company,

         - acquired an interest in SBN.com, an Internet Yellow Pages company that caters to traditional as well as pure Internet companies, and

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

         In December 2000, the Company entered into a letter of intent to acquire Global Marketing Technology International Inc. d/b/a TargitMail.com, a leading permission based e-mail marketing company. The letter of intent required the Company to raise $3,000,000 prior to the acquisition. Due to market conditions, the Company was unable to raise that amount, and has since terminated the letter of intent. However, the Company provided consulting and other services to TargitMail for which it was compensated.

         On March 7, 2001, the Company announced that it received approval to change its name to Travlang, Inc. to better indicate the Company's intention to focus its attention on its wholly owned subsidiary. On April 23, 2001 the Company amended its Certificate of Incorporation to change its name. The ticker symbol was changed from IIGR to TRVL.

         On February 15, 2001 Neil Swartz resigned as Chairman of the Board and as a director of the Company.

Results of Operations

         The discussion and analysis set forth below is for the three and nine months ended April 30, 2001 and April 30, 2000. It should be read in conjunction with our Financial Statements and the related Notes thereto appearing elsewhere in this quarterly report.

         Net sales for the three months ended April 30, 2001 increased by $246,839 to $324,057 from $77,218 for the three months ended April 30, 2000. Advertising revenues for the three months ended April 30, 2001 were $24,057. Net sales for the nine months ended April 30, 2001 increased by $376,553 to $453,771 from $77,218 for the nine months ended April 30, 2000. The increase for both the three months and nine months ended is primarily due to $300,000 of management fees described below.

         Effective January 1, 2001, the Company entered into an agreement with TargitMail to provide professional and management fees for the period from January 1, 2001 through April 30, 2001 for a fee of $300,000. These services primarily were management services provided by Travlang employees while assuming interim executive roles at TargitMail. Payment for the services is to be in the form of email marketing/ advertising. Unless extended, all such advertising will be used prior to April 30, 2002. This agreement resulted in management fees of $300,000 for the three months ended April 30,2001. As discussed in Note 5 above, TargitMail may be deemed a related party to the Company.

         Cost of goods sold for the three months ended April 30, 2001 increased by $121,535 to $144,147 from $22,612 for the three months ended April 30, 2000. Cost of goods sold for the nine months ended April 30, 2001 increased by $165,656 to $188,268 from $22,612 for the nine months ended April 30, 2000. The increase in cost of sales was primarily due to advertising for the Travlang.com web site ($142,115).

         Gross profit for the three months ended April 30, 2001 was $179,910 or 55.5% of net sales, compared to $54,606 or 70.7% of net sales for the three months ended April 30, 2000. Gross profit for the nine months ended April 30, 2001 was $265,503 or 58.5% of net sales, compared to $54,606 or 70.7% of net sales, for the nine months ended April 30, 2000.

         Depreciation and amortization for the three months ended April 30, 2001 was $83,325 compared to $32,578 for the three months ended April 30, 2000. Depreciation and amortization for the nine months ended April 30, 2001 was $249,582 compared to $43,412 for the nine months ended April 30, 2000. The increase was due to the amortization of goodwill related to the Travlang.com acquisition for the full period in 2001.

         General and administrative expenses were $286,731 for the three months ended April 30, 2001, compared with $57,282 for the three months ended April 30, 2000. General and administrative expenses were $733,481 for the nine months ended April 30, 2001 compared with $99,848, for the nine months ended April 30, 2000. The increase in the general and administrative expenses was primarily due to the increase in consulting fees as the Company sought new opportunities and increased salaries. In the three months ended April 30, 2001, the Company had a non-cash charge of $502,502 for issuance of stock for compensation. In the nine months ended April 30, 2001, the Company had a non cash charge of $810,991 for issuance of stock for compensation and $97,500 gain for the nine months ended April 30, 2001 for the extinguishments of prior indebtedness.

         The Company's interest income for the three months ended April 30, 2001 was $30,060 and the interest expense was $101,706 as compared with $8,014 of interest income and $678 of interest expense for the three months ended April 30, 2000. The Company's interest income for the nine months ended April 30, 2001 was $32,969 and interest expense was $102,006 as compared with $8,014 of interest income and $1,277 of interest expense for the nine months ended April 30, 2000. The increase in interest expenses was primarily due to loans by related parties and loans by third parties, all of which have been repaid or converted to equity.

         As a result of the foregoing, the Company's net loss for the three months ended April 30, 2001 was $764,294 compared to a net loss of $131,297 for the three months ended April 30, 2000. The Company's net loss for the nine months ended April 30, 2001 was $1,516,514 compared to a net loss of $598,063 for the nine months ended April 30, 2000.

Liquidity and Capital Resources

         The Company has limited expenditures in many areas, including discretionary expenditures, in order to focus our resources in what we believe are the most promising areas of the Company's business. However, there can be no assurance that we will have sufficient funds to carry out these plans or to remain in business. Although Travlang has sufficient resources to carry out its business plan for the remainder of this fiscal year, there can be no assurance that Travlang will be successful in meeting its long-term liquidity requirements. The Company experienced a loss from operations in fiscal 2000 and the first nine months of fiscal 2001. Our liquidity needs could exceed the amount of equity or debt financing that the Company may be able to obtain.

         For the nine months ended April 30, 2001, the Company used $759,290 in operations, which was primarily funded through sales of common stock.

         In February 2001, the Company entered into an agreement with 21st Equity Partners to provide investor relations services. The Company issued 200,000 shares of restricted common stock. In addition, stockholders of the Company transferred to 21st Equity Partners 700,000 shares of unrestricted common stock. As of April 30, 2001, approximately $192,000 in consulting expense has been recognized related to this transaction. The value of the stock issued is being amortized over the life of the agreement, which is six months.

         In September, 2000, the Company commenced a private offering to accredited investors of the Company's common stock and warrants pursuant to Rule 506 of Regulation D of the Securities Act for up to 4,000,000 shares of our common stock together with warrants to provide working capital and funds for additional acquisitions and investments. During the quarter ending April 30, 2001, the Company issued a total 200,000 shares for a total purchase price of $100,000. To date, the Company has raised a gross of $673,950 at per share prices ranging from $.50 to $1.72. The Company cannot assure anyone, however, that it will be successful in raising sufficient equity to meet its business plans.

         The Company may utilize cash derived from the sales of equity securities, debt securities or bank or other borrowings or a combination thereof as consideration in effecting future acquisitions, joint ventures or investments. The Company expects that if market conditions permit, it will be able to sell some of its GourmetMarket.com stock, which has a current market value of approximately $2 million. Also, Travlang will, in all likelihood, issue additional shares in connection with the consummation of transactions. To the extent that such additional shares are issued, dilution of the interests of the Company's shareholders will occur.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities

         In September 2000, the Company commenced a private offering to accredited investors of the Company's common stock and warrants pursuant to Rule 506 of Regulation D of the Securities Act for up to 4,000,000 shares of our common stock together with warrants, to provide working capital and funds for additional acquisitions and investments. Each prospective investor has been provided with or otherwise had access to information about the Company, including financial information. During the quarter ending April 30, 2001, the Company issued a total 200,000 shares for a total purchase price of $100,000. To date, the Company has raised a gross of $673,950 at per share prices ranging from $.50 to $1.72. The Company cannot assure anyone, however, that it will be successful in raising sufficient equity to meet its business plans.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         By written consent dated March 13, 2001 approved by the board of directors and a majority of the outstanding shares, the Company's name was changed from iiGroup, Inc. to Travlang, Inc.

Item 5.  Other Information.

         In June 2001, the Company signed a letter of intent to acquire DollarDays International, a distributor of various products for sale to independent retailers via extensive Internet direct marketing efforts. DollarDays catalog of 30,000 items of general merchandise is available worldwide at www.dollardays.com. The acquisition is expected to be completed later this summer. Travlang is providing financing to DollarDays in anticipation of the acquisition. Travlang has signed an engagement letter with The Camelot Group, Inc. to raise up to $1,200,000, the majority of which will be used to finance DollarDays. After the acquisition, the Company intends to spin-off Travlang.com and other assets into a separate public company and distribute the shares to its shareholders on a pro-rata basis.

Item 6.  Exhibits and Reports on Form 8-K

None

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    June 18, 2001                     Travlang, Inc.

                                           By: /s/ Howard Brummer
                                               ---------------------------------
                                           Howard Brummer,
                                           President and Chief Executive Officer