Form 10KSB/A
period 2000-07-31
TRAVLANG INC
filed 2001-08-22
CIK 742686

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB/A
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended July 31, 2000
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Transitional Small Business Disclosure Form (check one):

             Yes           No  X

Reasons for amendment: The audited financial statement, the notes thereto and the Management's Discussion and Analysis has been amended to change the accounting treatment of the Company's investment in GourmetMarket.com from the equity method to the cost method of accounting.

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


Fiscal 1999                                 High              Low
- -----------                                 ----              ---
1st Quarter Ended October 31, 1998          $.75              $.75
2nd Quarter Ended January 31, 1999           .65               .65
3rd Quarter Ended April 30, 1999            2.00              2.00
4th Quarter Ended July 31, 1999             1.75              1.55

Fiscal 2000                                 High              Low
- -----------                                 ----              ---
1st Quarter Ended October 31, 1999         $8.00              $.375
2nd Quarter Ended January 31, 2000          5.125             1.56
3rd Quarter Ended April 30, 2000            3.87               .65
4th Quarter Ended July 31, 2000             4.93              1.25

Fiscal 2000                                 High              Low
- -----------                                 ----               --
1st Quarter Ended October 31, 2000         $4.937            $1.13
November 1 - November 6, 2000               2.91              2.625

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

                                 ii GROUP, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                            YEAR ENDED JULY 31, 2000

                                TABLE OF CONTENTS




Independent Auditor's
Reports...................................................................................14


Consolidated Financial Statements:

Consolidated Balance Sheet at July 31, 2000 ..............................................15 - 16

Consolidated Statements of Operations for the years ended July 31, 2000 and 1999..........17

Consolidated Statements of Changes in Stockholders' Equit (Deficit) for the
years ended July 31, 2000 and 1999 .......................................................18

Consolidated Statements of Cash Flows for the years ended July 31, 2000 and
1999......................................................................................19


Notes to Consolidated Financial
Statements................................................................................20

                       Daszkal Bolton Manela Devlin & Co.
                          CERTIFIED PUBLIC ACCOUNTANTS
                   A PARTNERSHIP OF PROFESSIONAL ASSOCIATIONS

       2401 N.W. BOCA RATON BOULEVARD, SUITE 100 BOCA RATON, FLORIDA 33431
                   TELEPHONE (561) 367-1040 FAX (561) 750-3236

JEFFREY A. BOLTON, CPA, P.A.                    MEMBER OF THE AMERICAN INSTITUTE
MICHAEL I. DASZKAL, CPA, P.A.                   OF CERTIFIED PUBLIC ACCOUNTANTS
ROBERT A. MANELA, CPA, P.A.
TIMOTHY R. DEVLIN. CPA, P.A.
MICHAEL S. KRIDEL, CPA, P.A.



                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To The Board of Directors and Stockholders ii Group, Inc. and subsidiaries


We have audited the accompanying consolidated balance sheet of ii Group, Inc. as of July 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity and consolidated cash flows for the year ended July 31, 2000. These consolidated financial statements are the responsibility of the management of ii Group, Inc., and subsidiaries. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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


                                          /s/ DASZKAL BOLTON MANELA DEVLIN & CO.

Boca Raton, Florida
October 25, 2000
ii GROUP, INC.
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------


                                     ASSETS
                                     ------

                                                                  July 31, 2000
                                                                  -------------
Current assets:
    Cash and cash equivalents                                      $  276,980
    Accounts receivable, net                                           60,996
    Prepaid expenses                                                  414,831
                                                                   ----------
               Total current assets                                   752,807
                                                                   ----------

Property and equipment, net                                             8,964

Other assets:
    Notes receivable, related party                                   441,484
    Investment in common stock                                      1,413,701
    Deposits                                                            3,000
    Goodwill, net                                                     799,515
                                                                   ----------
               Total other assets                                   2,657,700
                                                                   ----------
               Total assets                                        $3,419,471
                                                                   ==========





                 See accompanying notes to financial statements.

ii GROUP, INC.
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

                                                                   July 31, 2000
                                                                   ------------
Current liabilities:
    Accounts payable                                               $     13,050
    Accrued expenses                                                     12,568
    Loans payable, related parties                                       12,500
    Note payable                                                        100,000
    Deferred revenue                                                     17,044
                                                                   ------------
               Total current liabilities                                155,162
                                                                   ------------
Long term liabilities:
    Note payable                                                         15,000
                                                                   ------------
               Total liabilities                                        170,162
                                                                   ------------
Commitments and contingencies

Stockholders' equity:
    Preferred stock, $1.00 par value, 5,000,000 shares
      authorized, -0- shares issued and outstanding                          --
    Common stock, $0.01 par value, 50,000,000 shares
      authorized, 10,688,692 shares issued and outstanding              106,887
    Additional paid in capital                                       13,905,052
    Accumulated deficit                                             (10,908,724)
    Unrealized gains on marketable securities                           146,094
                                                                   ------------
               Total stockholders' equity                             3,249,309
                                                                   ------------
               Total liabilities and stockholders' equity          $  3,419,471
                                                                   ============




                 See accompanying notes to financial statements.

ii GROUP, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                            Year Ended July 31,
                                                         --------------------------
                                                            2000            1999
                                                         -----------    -----------
Revenues earned                                          $   196,285    $        --

Cost of goods sold                                            54,837             --
                                                         -----------    -----------
Gross profit                                                 141,448             --
                                                         -----------    -----------
Operating expenses:
     General and administrative expenses                     334,365             --
     Depreciation and amortization                           193,429         19,516
     Stock compensation for services                       1,730,313             --
                                                         -----------    -----------
         Total operating expenses                          2,258,107         19,516
                                                         -----------    -----------
Other income (expense):
     Impairment of investment                               (808,076)            --
     Interest expense                                         (1,754)            --
     Miscellaneous expense                                    (3,660)            --
     Interest income                                          16,666             --
     Miscellaneous income                                      3,596             --
                                                         -----------    -----------
         Total other income (expense)                       (793,228)            --
                                                         -----------    -----------

Net loss                                                 $(2,909,887)   $   (19,516)
                                                         ===========    ===========

Dividends on Series A convertible preferred stock from
  discount at issuance                                   $        --    $  (890,000)
                                                         ===========    ===========

Net income (loss) applicable to common shareholders      $(2,909,887)   $  (909,516)
                                                         ===========    ===========

Basic loss per share                                     $     (0.60)   $     (4.46)
                                                         ===========    ===========

Fully diluted loss per share                             $     (0.60)   $     (4.46)
                                                         ===========    ===========

Weighted average shares outstanding                        4,883,512        203,996
                                                         ===========    ===========

Fully diluted average shares outstanding                   4,883,512        203,996
                                                         ===========    ===========


                 See accompanying notes to financial statements.

ii GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------

                                                Series A Preferred Stock          Common Stock
                                                Shares        Par Value        Shares       Par Value
                                            ------------    ------------    ------------   ------------
Balance, July 31, 1998                                --    $         --         174,663   $      1,747
                                            ------------    ------------    ------------   ------------
Issuance of preferred stock                       89,000          89,000              --             --
Issuance of common stock                              --              --          20,000            200
Conversion of preferred stock                     (9,000)         (9,000)        180,000          1,800
Net loss, July 31, 1999                               --              --              --             --
                                            ------------    ------------    ------------   ------------
Balance, July 31, 1999                            80,000          80,000         374,663          3,747
Issuance of preferred stock                       15,000          15,000              --             --
Conversion of preferred stock                    (95,000)        (95,000)      1,900,000         19,000
Private placement                                     --              --       2,300,000         23,000
Private placement expense                             --              --              --             --
Issuance of common stock for acquisition              --              --         250,000          2,500
Issuance of common stock for GMC stock                --              --         500,000          5,000
Issuance of common stock for acquisition              --              --       3,010,975         30,110
Issuance of common stock for services                 --              --       2,300,000         23,000
Issuance of common stock for conversion
  of note payable                                     --              --          52,054            520
Issuance of warrants for debt                         --              --              --             --
Issuance of options to non-employee                   --              --              --             --
Issuance of common stock for settlement
  of debt                                             --              --           1,000             10
Unrealized gains on marketable securities             --              --              --             --
Net loss, July 31, 2000                               --              --              --             --
                                            ------------    ------------    ------------   ------------
Balance, July 31, 2000                                --    $         --      10,688,692   $    106,887
                                            ============    ============    ============   ============
[RESTUBBED]
                                                                           Accumulated
                                            Additional                        Other
                                             Paid-In       Accumulated    Comprehensive
                                             Capital         Deficit          Income          Total
                                           ------------    ------------    ------------   ------------
Balance, July 31, 1998                      $  6,900,949    $ (7,089,321)   $         --   $   (186,625)
                                            ------------    ------------    ------------   ------------
Issuance of preferred stock                      890,000        (890,000)             --         89,000
Issuance of common stock                           9,800              --              --         10,000
Conversion of preferred stock                      7,200              --              --             --
Net loss, July 31, 1999                               --         (19,516)             --        (19,516)
                                            ------------    ------------    ------------   ------------
Balance, July 31, 1999                         7,807,949      (7,998,837)             --       (107,141)
Issuance of preferred stock                       45,000              --              --         60,000
Conversion of preferred stock                     76,000              --              --             --
Private placement                              1,127,000              --              --      1,150,000
Private placement expense                           (835)             --              --           (835)
Issuance of common stock for acquisition         740,000              --              --        742,500
Issuance of common stock for GMC stock           313,750              --              --        318,750
Issuance of common stock for acquisition       1,649,322              --              --      1,679,432
Issuance of common stock for services          1,317,500              --              --      1,340,500
Issuance of common stock for conversion
  of note payable                                 25,506              --              --         26,026
Issuance of warrants for debt                    118,750              --              --        118,750
Issuance of options to non-employee              681,474              --              --        681,474
Issuance of common stock for settlement
  of debt                                          3,636              --              --          3,646
Unrealized gains on marketable securities             --              --         146,094        146,094
Net loss, July 31, 2000                               --      (2,909,887)             --     (2,909,887)
                                            ------------    ------------    ------------   ------------
Balance, July 31, 2000                      $ 13,905,052    $(10,908,724)   $    146,094   $  3,249,309
                                            ============    ============    ============   ============

                 See accompanying notes to financial statements.

ii GROUP, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------


                                                        Year Ended July 31,
                                                     -----------    -----------
                                                         2000           1999
                                                     -----------    -----------

Cash flows from operating activities:
    Net (loss)                                       $(2,909,887)   $   (19,516)
    Adjustments to reconcile net (loss) to
      net cash used by operating activities:
       Depreciation and amortization                     193,429             --
       Common stock and options issued for services    1,730,313             --
       Impairment of investment in subsidiaries          808,076             --
       Deferred revenue                                  (45,456)            --
    Changes in operating assets and liabilities,
      net of effects from acquisitions:
       Increase (decrease) in:
           Accounts receivables                          (60,996)            --
           Deposits                                       (3,000)            --
           Prepaid expenses                               (4,421)
       Increase (decrease) in:
           Accounts payable                              (10,988)       (11,838)
           Accrued expenses                               13,595             --
                                                     -----------    -----------
Net cash used in operating activities                   (289,335)       (31,354)
                                                     -----------    -----------

Cash flows from investing activities:
    Cash paid in acquisitions                           (250,000)            --
    Purchase of investment                               (15,000)            --
    Change in notes receivable                          (441,484)            --
    Purchases of property and equipment                   (9,407)            --
                                                     -----------    -----------
Net cash used in investing activities                   (715,891)            --
                                                     -----------    -----------

Cash flows from financing activities:
    Common stock issued for cash                       1,150,000         76,500
    Costs of issuance of common stock                       (835)            --
    Proceeds from loans payable                          270,527             --
    Payments on loans payable                           (138,027)       (55,000)
    Increase (decrease) in other liabilities                  --        (12,100)
                                                     -----------    -----------
Net cash provided by financing activities              1,281,665          9,400
                                                     -----------    -----------

Net increase (decrease) in cash                          276,439        (21,954)

Cash at beginning of year                                    541         22,495
                                                     -----------    -----------

Cash at end of year                                  $   276,980    $       541
                                                     ===========    ===========

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Cash and Cash Equivalents
-------------------------

For purposes of the statement of cash flows, the Company considers all cash and other demand deposits to be cash and cash equivalents. As of July 31, 2000, the Company had no cash equivalents.

Property and Equipment
----------------------

Property and equipment are stated at cost and are being depreciated using the straight-line method over estimated useful lives of three to five years.

Available-for-Sale Marketable Securities
----------------------------------------

The Company classified its marketable equity securities as available-for-sale and they are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders' equity.

The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market. Gains or losses on securities sold are based on the specific identification method.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Travlang.com, Inc. ("Travlang") and Silicon Ventures, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition
-------------------

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

Use of Estimates
----------------

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

Stock Compensation
------------------

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

Advertising
-----------

Advertising costs are expensed when incurred. The advertising costs incurred for the years ended July 31, 2000 and 1999 were $36,858 and $1,523, respectively.

Basic Loss Per Share
--------------------

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the year.

Diluted Loss Per Share
----------------------

Fully diluted loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the year.

Reclassification
----------------

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


NOTE 4 - ACQUISITIONS
---------------------

Silicon Ventures, Inc.
----------------------

On May 24, 2000, the Company, through a wholly owned subsidiary, acquired all of the outstanding common stock of Silicon Ventures, Inc. ("Silicon"). As consideration, the Company issued 3,010,975 shares of common stock in exchange for 100% of the outstanding common stock of Silicon. The acquisition was accounted for using the purchase method of accounting. The results of operation are included in the consolidated statements of operations since the date of the acquisition.

ii GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - ACQUISITIONS, continued
--------------------------------

The following summarizes the fair value of the assets of Silicon acquired and the liabilities assumed:

                  Non-marketable Equity Securities      $1,679,432
                  Liabilities                                   --
                                                        ----------
                  Net value                             $1,679,432
                                                        ==========

Pursuant to generally accepted accounting principles, management has determined that the decline in the fair value of certain equities acquired from Silicon, is below their cost. Accordingly, the Company recorded a non-cash charge of approximately $808,076 to adjust the carry value of these investments to their estimated fair value.

Travlang.com, Inc.
------------------

On January 14, 2000, the Company purchased all of the assets and certain liabilities of Travlang.com, Inc. ("Travlang"), an Internet foreign travel language web site from GourmetMarket.com, Inc., a publicly traded related party. Terms of the purchase were 250,000 common shares of ii Group, valued at $742,500 ($2.97 per share) and $250,000 paid as follows: $191,027 cash and the assumption of $58,973 of Travlang liabilities.

The acquisition was accounted for using the purchase method of accounting and $992,500 in goodwill was recorded which is being amortized over three years under the straight-line method. Amortization expense was $192,985 in 2000. The results of operations are included in the consolidated statements of operations since the date of the acquisition.

The following summarizes the fair value of the assets of Travlang acquired and the liabilities assumed:

                    Assets acquired                                $    --
                    Liabilities assumed                             60,000
                                                                   -------
                    Net assets                                     $60,000
                                                                   =======
NOTE 5 - AVAILABLE-FOR-SALE SECURITIES
--------------------------------------

Available-for-sale securities consist of the following:

                                                                              July 31, 2000
                                                       ------------------------------------------------------------
                                                                             Gross Unrealized       Estimated
                                                        Amortized Cost       Gains (Losses)         Fair Value
                                                       ------------------   ------------------  -------------------
GourmetMarket.com equity securities                       $ 381,250            $ 146,094            $ 527,344


The change in net unrealized holding gains on available-for-sale securities in the amount of $146,094 and $-0- has been charged to other comprehensive income for the years ended July 31, 2000 and July 31, 1999, respectively.

ii GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - ALLOWANCE FOR DOUBTFUL ACCOUNTS
----------------------------------------

Accounts receivable are recorded net of an allowance for doubtful accounts of $858 and $-0- at July 31, 2000 and 1999, respectively.


NOTE 7 - GOODWILL
-----------------

Goodwill represents the purchase price and transaction costs associated with a business acquisition in excess of the estimated fair value of the net assets of the business. Goodwill is amortized on a straight-line basis over three years commencing on the date of the acquisition. Accumulated amortization was $192,985 and $-0- at July 31, 2000 and 1999, respectively.


NOTE 8 - STOCKHOLDERS' EQUITY
-----------------------------

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

     (e) During the year ended July 31, 2000, the Company issued 3,964,286 shares of common stock for the acquisitions of Travlang.com, Inc. and Silicon Ventures, Inc.

     (f) During the year ended July 31, 2000, the Company exchanged 500,000 shares of common stock for 500,000 shares of GourmetMarket.com.

     (g) During the year ended July 31, 2000, the Company issued 2,300,000 shares of common stock for services. As of July 31, 2000, the Company recorded approximately $1.7 million of stock compensation.

     (h) Additional paid-in capital of the Company increased by $800,223, due to issuance of options to non-employees. These options were valued at fair market value on the date of the grant.


NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------

The carrying value of cash, accounts receivable, loans receivable, accounts payable and notes payable approximates fair value.

ii GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10- PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consisted of the following at July 31, 2000:

                                                                   2000
                                                                 --------
          Furniture and fixtures                                   4,259
          Computer equipment                                       5,148
          Less: accumulated depreciation                            (443)
                                                                 -------
                      Property and equipment, net                $ 8,964
                                                                 =======

Depreciation expense for the year ended July 31, 2000 and 1999 was $443 and $-0-, respectively.


NOTE 11 - NOTES PAYABLE
-----------------------

The Company's borrowings consisted of the following at July 31, 2000:

                                                                  2000
                                                                 -------

Loan payable to an individual requiring monthly payments
of $2,500 through December                                    $   12,500

Note payable to related party due July 19, 2001.  The loan
accrues interest at 8% and is due at maturity.                   100,000

Notes payable to related parties due September 30, 2001,
requiring semiannual interest payments of 6% on March 31 and
September 30.  The loans are convertible into shares of
common stock.                                                     15,000
                                                               ---------
               Total                                             127,500
               Less:  current portion                           (112,500)
                                                               ---------
               Total long term debt                            $  15,000
                                                               =========

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
                                                               =========

NOTE 12 - LEASE COMMITMENTS
---------------------------

The Company leases office space under an operating lease with a remaining lease term of two and a half years. Approximate future minimum lease payments required under the operating lease are summarized as follows:

                         Years Ended July 31,
                         --------------------
                                 2001                           $ 24,000
                                 2002                             25,000
                                 2003                              8,000
                                 ----                           --------
                                 Total                          $ 57,000
                                                                ========

During the year ended July 31, 2000, the Company incurred approximately $6,500 in rent expense.

ii GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 13 - RELATED PARTY TRANSACTIONS
------------------------------------

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

     (c) In December 1999, ii Group entered a consulting agreemen with MCG Partners, pursuant to which MCG Partners received 2,000,000 shares of restricted common stock in exchange for (i) the assignment to ii Group of Letters of Intent to acquire Travlang.com and @gov.com, two internet sites, (ii) to provide consulting services, (iii) for the provision of office space and administrative services to ii Group for the past year, and (iv) introducing ii Group to potential investors.

     (d) In December 1999, ii Group exchanged 500,000 shares of its restricted common stock with MCG Partners for 500,000 shares of GourmetMarket.com's restricted common stock. At the time of the transaction, GourmetMarket.com's shares were trading at $1.60 per share and ii Group's shares were trading at $.75 per share. The Form 10QSB for January 31, 2000 also states "MCG Partners is a principal shareholder of both ii Group and GourmetMarket.com."

     (e) On July 10, 2000, ii Group acquired from MCG Partners, via an Assignment Agreement, a $1,000,000 Revolving Loan Note ("note") issued by GourmetMarket.com originally to JNG & Associates. MCG Partners acquired the note from JNG & Associates in December 1999. ii Group paid $10,000 cash for the note. At July 31, 2000, the note has a principal balance of $405,000, which will result in $395,000 of income as collected.

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

     (h) Over the course of the twelve-month period ended July 31 2000, ii Group loaned $366,000 to GourmetMarket.com. The notes bear interest at an annual rate of 8%. As loan origination fees, ii Group received 62,500 shares of GourmetMarket.com stock, in connection with these notes. These shares were recorded at fair market value, deferred and amortized over the term of the notes.

     (i) On January 14, 2000 the Company purchased the assets of Travlang.com, an Internet foreign language and travel web site, from GourmetMarket.com, a publicly traded related party. Terms of the purchase were 250,000 common shares of ii Group, valued at $140,000 (0.56 per share) and $250,000 paid as follows: $191,027 cash, and the assumption of $58,973 of Travlang.com liabilities.

     (j) During fiscal year 2000, ii Group provided management services to GourmetMarket.com for a fee. As of July 31, 2000, approximately $12,000 was earned in revenues.

ii GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 14 - SUPPLEMENTAL CASH FLOW INFORMATION
--------------------------------------------

Supplemental cash flow information:

                                                             July 31, 2000     July 31, 1999
                                                             -------------     -------------
        Cash paid for interest                                 $         --     $     --
                                                               ============     ========
        Cash paid for income tax                               $         --     $     --
                                                               ============     ========

        Non cash investing and financing activities:

        Common stock exchanged for investment                  $    318,750     $     --
                                                               ============     ========
        Preferred stock issued for debt                        $     60,000     $     --
                                                               ============     ========
        Common stock issued for debt                           $      3,646     $     --
                                                               ============     ========
        Common stock issued for acquisitions                   $  2,814,217     $     --
                                                               ============     ========
        Gain on settlement and mutual release
          agreement of debt                                    $         --     $871,760
                                                               ============     ========

NOTE 15 - INCOME TAXES
----------------------

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

The provision (benefit) for federal and state income taxes were as follows:

                                                   July 31, 2000   July 31, 1999
                                                   -------------   ------------
Deferred tax asset:
    Net operating loss carry forward                $ 2,003,777     $ 2,406,000
    Research and development tax credits                 65,000          65,000
    Non-cash compensation changes                            --         156,000
    Amortization of goodwill                             52,492              --
    Compensation recognized on stock options            588,306              --
    Other                                                   596          46,000
                                                    -----------     -----------
Net deferred tax asset                                2,710,171       2,673,000
                                                    -----------     -----------
Valuation allowance                                  (2,710,171)     (2,673,000)
                                                    -----------     -----------
Net deferred taxes                                  $        --     $        --
                                                    ===========     ===========
ii GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 15 - INCOME TAXES, continued
---------------------------------

A reconcilliation of the provision (benefit) for income taxes with amounts determined by applying the statutory U.S. federal income tax rate to income before income taxes for the year ended July 31, 2000, is as follows:

                                                   July 31, 2000   July 31, 1999
                                                    -----------     -----------
Current:
     Federal                                        $        --     $        --
     State                                                   --              --
                                                    -----------     -----------
Total current                                                --              --
                                                    -----------     -----------
Deferred:
    Federal                                          (2,313,140)     (2,364,538)
    State                                              (397,031)       (308,462)
                                                    -----------     -----------
Total deferred                                       (2,710,171)     (2,673,000)
                                                    -----------     -----------

Valuation allowance                                   2,710,171       2,673,000
                                                    -----------     -----------

Total provision (benefit) for income taxes          $        --     $        --
                                                    ===========     ===========

As of July 31, 2000, the Company's net operating loss carry forward of approximately $6,600,000 will expire from 2012 through 2015.


NOTE 16 - STOCK OPTIONS
-----------------------

At July 31, 2000, the Company only has nonqualified stock options outstanding. A committee appointed by the Board of Directors establishes the option price at issuance, which is generally at fair market value. Under the Plan, no options may be exercisable after five years from the date of grant. Common shares exercisable under option for the year ended July 31, 2000 are summarized as follows:

                                                         Number         Weighted-Average
                                                       of Shares          Exercise Price
                                                       ----------       ----------------

Outstanding at July 31, 1998                              915,500          $   0.12
Expired                                                  (140,500)             0.11
Exercised                                                      --                --
Granted                                                        --                --
                                                       ----------
Outstanding at July 31, 1999                              775,000              0.02
                                                       ----------
Expired                                                  (769,500)             0.02

Exercised                                                      --                --
Granted                                                 2,790,000              1.09
                                                       ----------          --------
Outstanding at July 31, 2000                            2,795,500          $   1.09
                                                       ==========          ========

ii GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 16 - STOCK OPTIONS, continued
----------------------------------

The following table summarizes information about all of the stock options outstanding at July 31, 2000:

      Range of                 Shares            Weighted-Average       Weighted-Average
   Exercise Price           Outstanding           Remaining Life         Exercise Price
----------------------  ---------------------  ---------------------  ---------------------

    $ 0.01 - 1.50                  2,665,500           4.79                   0.99
      1.51 - 3.00                    130,000           4.54                   0.36
----------------------  ---------------------  ---------------------  ---------------------
    $ 0.01 - 3.00                  2,795,500           4.78                   1.09
----------------------  ---------------------  ---------------------  ---------------------

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

The estimated fair value of the options is amortized to expense over the options' vesting period for "as adjusted" disclosure. The net income (loss) per share "as adjusted" for the affects of SFAS 123 is not indicative of the effects on reporting net income (loss) for future years. The Company's reported "as adjusted" information for the year ended July 31, 2000 is as follows:

Net loss                                                          $   2,930,424
                                                                  =============
As adjusted                                                       $   3,298,240
                                                                  =============
Net loss per share as reported - basic                            $       (0.60)
                                                                  =============
Net loss per share as adjusted - basic                            $       (0.68)
                                                                  =============

NOTE 17 - SUBSEQUENT EVENTS
---------------------------

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

ii GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 18 - GOING CONCERN
-----------------------

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

On September 15, 2000, the Company engaged Daszkal, Bolton, Manela, Devlin & Co., Boca Raton, Florida, as the Company's auditors.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth certain information with respect to each of the present directors and executive officers of iiGroup, Inc.

Name                           Age     Since             Position
- ----                           ---     -----             --------
Neil Swartz                    39      1999              Chief Executive Officer, Chairman of the
                                                         Board of Directors

C. Lawrence Rutstein           56      1997              Vice Chairman of the Board of Directors,
                                                         Acting Chief Financial Officer

J. Eric Kirkland               36      2000              President, Director

Bruce Hausman                  70      1993              Secretary, Treasurer, General Counsel,
                                                         Director

A. Scott Holmes                61      1999              Director

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

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table
The following table sets forth information concerning the compensation received by the current Chief Executive Officer and President of iiGroup.

                           Annual Compensation  (1)                    Long-Term Compensation
                           -------------------                         ----------------------
                                                                       Awards           Payouts
                                                                       ------           -------

Name and                                                               Other Annual      All Other
Principal Position         Year     Salary      Bonus Compensation     Options           Compensation
- ------------------         ----     ------      ------------------     -------           ------------
Neil Swartz, CEO           2000                      $20,000

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

In December 1999, iiGroup exchanged 500,000 shares of its restricted common stock with MCG Partners for 500,000 shares of GourmetMarket.com's restricted common stock. At the time of the transaction, GourmetMarket.com's shares were trading at $1.60 per share and iiGroup's shares were trading at $.75 per share. The Form 10-QSB for January 31, 2000, also states "MCG Partners is a principal shareholder of both iiGroup and GourmetMarket.com." Over the course of the twelve-month period ended July 31 2000, ii Group loaned $366,000 to GourmetMarket.com. The notes bear interest at an annual rate of 8%. As loan origination fees, ii Group received 62,500 shares of GourmetMarket.com stock, in connection with these notes. These shares were recorded at fair market value, deferred and amortized over the term of the notes.


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

PART IV


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS

ON FORM 8-K
See Index to Financial Statements attached hereto.

     (a)  The following documents are filed as part of this report.

Exhibit No.       Description
-------------       -----------

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

     Travlang, Inc.

Dated: August 14, 2001                      By: /s/ Howard Brummer
                                                ---------------
                                                Howard Brummer, Chief
                                                Executive Officer