Form 10QSB/A
period 2000-10-31
TRAVLANG INC
filed 2001-08-22
CIK 742686

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB/A

(Mark One)

    X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended October 31, 2000

        Transition report under Section 13 or 15 (d) of the Exchange Act for the Transition period from _________ to ________.

                         Commission file number 0-14026

                                 ii GROUP, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         Delaware                                              13-3174562
- -------------------------------                           -------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

       7000 West Palmetto Park Road, Suite 501, Boca Raton, Florida 33433
       ------------------------------------------------------------------
                    (Address of Principal Executive Offices)
                                 (561) 620-9202
         kkkkk          (Issuer's Telephone Number, Including Area Code)

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

                Reasons for Amendment: The financial statements, the notes thereto and the Managements Discussion and Analysis have been amended to change the accounting treatment of the Company's investment in GourmetMarket.com from the equity method to the cost method of accounting.

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

                  Item 4.  Submission of Matters to a Vote of Security Holders

                  Item 5.  Other Information

                  Item 6.  Subsequent Events

                  Item 7.  Exhibits and Reports on Form 8-K

SIGNATURE
ii GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF OCTOBER 31, 2000
(UNAUDITED)
- ------------------------------------------------------------------------------


                                     ASSETS
                                     ------

                                                                October 31, 2000
                                                                ----------------
Current assets:
  Cash and cash equivalents                                        $   76,227
  Accounts receivable, net                                            129,420
  Prepaid expenses                                                    414,368
                                                                   ----------
      Total current assets                                            620,015
                                                                   ----------

Property and equipment, net                                            19,000
                                                                   ----------
Other assets:
  Notes receivable, related party                                     532,484
  Investment in common stock                                        1,297,544
  Deposits                                                              3,000
  Goodwill, net                                                       716,807
                                                                   ----------
      Total other assets                                            2,549,835
                                                                   ----------

      Total assets                                                 $3,188,850
                                                                   ==========





     See accompanying notes to condensed consolidated financial statements
ii GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF OCTOBER 31, 2000
(UNAUDITED)
- ------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                October 31, 2000
                                                                ----------------
Current liabilities:
  Accounts payable                                                $     15,015
  Accrued expenses                                                      28,667
  Loans payable, related parties                                         5,000
  Note payable                                                         100,000
  Deferred revenue                                                     305,421
                                                                  ------------
      Total current liabilities                                        454,103
                                                                  ------------
Long term liabilities:
  Note payable                                                          15,000
                                                                  ------------

      Total liabilities                                                469,103
                                                                  ------------
Commitments and contingencies                                               --

Stockholders' equity:
  Preferred stock, $1.00 par value, 5,000,000 shares
    authorized, -0- shares issued and outstanding                           --
  Common stock, $0.01 par value, 50,000,000 shares
    authorized, 10,771,028 shares issued and outstanding               107,710
  Additional paid in capital                                        14,023,148
  Accumulated deficit                                              (11,152,672)
  Unrealized Loss on Marketable Securities                            (258,439)
      Total stockholders' equity                                     2,719,747
                                                                  ------------

      Total liabilities and stockholders' equity                  $  3,188,850
                                                                  ============







     See accompanying notes to condensed consolidated financial statements
ii GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF OCTOBER 31, 2000
(UNAUDITED)
- ------------------------------------------------------------------------------

                                                          Three Months Ended October 31,
                                                          ------------------------------
                                                              2000               1999
                                                          -----------         ----------
Revenues earned                                           $   104,757         $       --

Cost of goods sold                                             48,500                 --
                                                          -----------         ----------

Gross profit                                                   56,257                 --
                                                          -----------         ----------

Operating expenses:
  General and administrative expenses                         204,245             13,975
  Depreciation and amortization                                83,118                 --
  Stock compensation for services                              15,501                 --
                                                          -----------         ----------
      Total operating expenses                                302,864             13,975
                                                          -----------         ----------

Other income (expense):
  Impairment of investment                                         --                 --
  Interest expense                                               (250)                --
  Miscellaneous expense                                            --                 --
  Interest income                                               2,909                 --
                                                          -----------         ----------
      Total other income                                       (2,659)                --
                                                          -----------         ----------

Net loss                                                     (243,948)           (13,975)
                                                          -----------         ----------

Net income (loss) applicable to common shareholders       $  (243,948)        $  (13,975)
                                                          ===========         ==========

Basic and diluted loss per share                          $     (0.02)        $    (0.04)
                                                          ===========         ==========

Weighted average shares outstanding                        10,711,815            372,654
                                                          ===========         ==========




     See accompanying notes to condensed consolidated financial statements
ii GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2000 AND 1999
(UNAUDITED)
- ------------------------------------------------------------------------------

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

         Cost of goods sold for the three months ended October 31, 2000 increased by $48,500 to $48,500 from $0 for the three months ended October 31, 1999. The increase in cost of sales comes from the purchase of Travlang. Web hosting, site management and business development are the highest operating costs that the company incurs.

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

         As a result of the foregoing, the Company's net loss for the three months ended October 31, 2000 was $243,948 compared to a net loss of $ 13,975 for the three months ended October 31, 1999. The increase in net loss was primarily attributable to an increase in general and administrative expenses and depreciation and amortization.

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

    27   Financial Data Schedule.*

* Previously Filed


SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    Travlang, Inc.
Date: August 14, 2001
                                                    By: /s/ Howard Brummer
                                                    --------------------------
                                                    Howard Brummer, CEO