Form 10QSB/A
period 2001-01-31
TRAVLANG INC
filed 2001-08-22
CIK 742686

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB/A


X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended January 31, 2001

         Transition report under Section 13 or 15 (d) of the Exchange Act for the Transition Period from _________ to _________.

                         Commission file number 0-14026

                                  iiGroup, Inc.
        ----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Delaware                                        13-3174562
- ------------------------------                    ---------------------------
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

Reasons for amendment: The financial statements, the notes thereto and the Management's Discussion and Analysis has been amended to change the accounting treatment of the Company's investment in GourmetMarket.com from the equity method to the cost method of accounting.

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

                                     ASSETS
                                     -------                                      January 31, 2001
                                                                                 ----------------
         Current assets:
             Cash and cash equivalents                                              $   251,500
             Accounts receivable, net                                                   104,875
             Prepaid expenses                                                           411,172
                                                                                    -----------
                        Total current assets                                            767,547
                                                                                    -----------

         Property and equipment, net                                                      9,389
                                                                                    -----------

         Other assets:
             Notes receivable, related party                                            552,484
             Investment in common stock                                                 957,233
             Deposits                                                                     3,000
             Goodwill, net                                                              634,098
                                                                                    -----------
                        Total other assets                                            2,146,815
                                                                                    -----------
                        Total assets                                                $ 2,923,751
                                                                                    ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
         Current liabilities:
             Accounts payable                                                       $    15,015
             Accrued expenses                                                            64,431
             Deferred revenue                                                           305,421
                                                                                    -----------
                        Total current liabilities                                       384,867
                                                                                    -----------

         Long term liabilities:
             Note payable                                                                15,000
                                                                                    -----------

                        Total liabilities                                               399,867
                                                                                    -----------

         Commitments and contingencies

         Stockholders' equity:
             Preferred stock, $1.00 par value, 5,000,000 shares
               authorized, -0- shares issued and outstanding                                 --
             Common stock, $0.01 par value, 50,000,000 shares
               authorized, 11,604,933 shares issued and outstanding                     116,049
             Additional paid in capital                                              14,651,309
             Accumulated deficit                                                    (11,644,723)
             Unrealized loss on marketable securities                                   598,751
                                                                                    -----------
                        Total stockholders' equity                                    2,523,884
                                                                                     ----------
                        Total liabilities and stockholders' equity                  $ 2,923,751
                                                                                    ===========

ii GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS AND THREE MONTHS ENDED JANUARY 31, 2001 AND 2000
(UNAUDITED)
================================================================================

                                                  Six Months Ended January 31,        Three Months Ended January 31,
                                                     2001              2000              2001             2000
                                                 ------------      ------------      ------------      ----------
Revenues earned                                  $    129,714      $         --      $     24,956      $         --

Cost of goods sold                                     44,121                --            11,746                --
                                                 ------------      ------------      ------------      ------------

Gross profit                                           85,593                --            13,210                --
                                                 ------------      ------------      ------------      ------------

Operating expenses:
    General and administrative expenses               571,193            69,266           350,572            55,291
    Depreciation and amortization                     166,257                --            83,139                --
    Stock compensation for services                   184,251           397,500           168,750           397,500
                                                 ------------      ------------      ------------      ------------
       Total operating expenses                       921,701           466,766           602,461           452,791
                                                 ------------      ------------      ------------      ------------

Other income (expense):
    Interest expense                                     (300)               --              (300)               --
    Forgiveness of debt                                97,500                --            97,500                --
    Interest income                                     2,909                --                --                --
                                                 ------------      ------------      ------------      ------------
       Total other income (expense)                   100,109                --            97,200                --
                                                 ------------      ------------      ------------      ------------

Net loss                                             (735,999)         (466,766)         (492,051)         (452,791)
                                                 ------------      ------------      ------------      ------------

Net (loss) applicable to common shareholders     $   (735,999)     $   (466,766)     $   (492,051)     $   (452,791)
                                                 ============      ============      ============      ============

Basic loss per share                             $      (0.07)     $      (0.26)     $      (0.04)     $      (0.14)
                                                 ============      ============      ============      ============

Fully diluted loss per share                     $      (0.07)     $      (0.26)     $      (0.04)     $      (0.14)
                                                 ============      ============      ============      ============

Weighted average shares outstanding                10,978,634         1,752,979        11,215,887         3,133,304
                                                 ============      ============      ============      ============

Fully diluted average shares outstanding           10,978,634         1,752,979        11,215,887         3,133,307
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

         As a result of the foregoing, the Company's net loss for the three months ended January 31, 2001, was $492,051 compared to a net loss of $452,791 for the three months ended January 31, 2000. The Company's net loss for the six months ended January 31, 2001, was $735,999, compared to a net loss of $466,766 for the six months ended January 30, 2000. The increase in net loss was primarily attributable to an increase in general and administrative expenses and depreciation and amortization.

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

Date:  August 14, 2001                     Travlang, Inc.

                                           By: /s/ Howard Brummer
                                               --------------------------------
                                           Howard Brummer,
                                           President and Chief Executive Officer