Form 10QSB/A
period 2001-04-30
TRAVLANG INC
filed 2001-08-22
CIK 742686

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10Q-SB/A


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

     Reasons for Amendment: The audited financial statements, the notes thereto and the MD & A has been amended to change the accounting treatment of the Company's investment in GourmetMarket.com from the equity method to the cost method fo accounting. In adition, the accounting treatment of the issuance of certain shares of common stock has been changed from prepayment of future services to subscriptions available.

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

                                     ASSETS
                                     ------
                                                                            April 30,
                                                                              2001
                                                                          ------------
Current assets:
    Cash and cash equivalents                                                   79,279
    Accounts receivable, net                                                    18,828
    Deferred management fees                                                   157,885
                                                                          ------------
               Total current assets                                            255,992
                                                                          ------------

Property and equipment, net                                                     11,367
                                                                          ------------

Other assets:
    Notes receivable, related party                                             67,237
    Investment in common stock                                               1,578,739
    Deposits                                                                     3,000
    Goodwill, net                                                              551,390
                                                                          ------------
               Total other assets                                            2,200,366
                                                                          ------------

               Total assets                                               $  2,467,725
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
                                                                          ------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $1.00 par value, 5,000,000 shares
      authorized, -0- shares issued and outstanding                                 --
    Common stock, $0.01 par value, 50,000,000 shares
      authorized, 13,134,933 shares issued and outstanding                     131,349
    Subscriptions receivable                                                   408,174
    Additional paid in capital                                              15,365,531
    Accumulated deficit                                                    (12,409,017)
    Unrealized loss on marketable securities                                   578,787
                                                                          ------------
               Total stockholders' equity                                    2,100,902
                                                                          ------------

               Total liabilities and stockholders' equity                 $  2,467725
                                                                          ============

     See accompanying notes to condensed consolidated financial statements.

TRAVLANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS AND THREE MONTHS ENDED APRIL 30, 2001 AND 2000
================================================================================

                                                 Nine Months Ended April 30,            Three Months Ended April 30,
                                             ---------------------------------        --------------------------------
                                                  2001                2000                2001                2000
                                              ------------        ------------        ------------        ------------
Revenues earned                               $    453,771        $     77,218        $    324,057        $     77,218

Cost of goods sold                                 188,268              22,612             144,147              22,612
                                              ------------        ------------        ------------        ------------

Gross profit                                       265,503              54,606             179,910              54,606
                                              ------------        ------------        ------------        ------------

Operating expenses:

    General and administrative expenses            733,481              99,848             286,731              57,282
    Depreciation and amortization                  249,582              43,412              83,325              32,578
    Stock compensation for services                810,991             472,500             502,502              75,000
                                              ------------        ------------        ------------        ------------
       Total operating expenses                  1,794,054             615,760             872,558             164,860
                                              ------------        ------------        ------------        ------------

Other income (expense):

    Interest expense                              (102,006)             (1,277)           (101,706)               (678)
    Miscellaneaous expense                              --             (43,646)                 --             (28,379)
    Forgiveness of debt                             97,500                  --                  --                  --
    Interest income                                 32,969               8,014              30,060               8,014
                                              ------------        ------------        ------------        ------------
       Total other income (expense)                 28,463             (36,909)            (71,646)            (21,043)
                                              ------------        ------------        ------------        ------------

Net loss                                        (1,500,088)           (598,063)           (764,294)           (131,297)
                                              ------------        ------------        ------------        ------------


Net (loss) per share, basic and diluted       $      (0.13)       $      (0.16)       $      (0.07)       $      (0.02)
                                              ============        ============        ============        ============

Weighted average shares outstanding             11,283,124           3,661,476          11,471,055           7,563,287
                                              ============        ============        ============        ============

     See accompanying notes to condensed consolidated financial statements.

TRAVLANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED APRIL 30, 2001 AND 2000
(UNAUDITED)
================================================================================

                                                                                Nine Months Ended April 30,
                                                                             --------------------------------
                                                                                2001                 2000
                                                                             -----------          -----------
Cash flows from operating activities:
    Net (loss)                                                               $(1,500,088)         $  (598,063)
    Adjustments to reconcile net (loss) to
      net cash used by operating activities:
       Depreciation and amortization                                             249,582               43,412
       Forgiveness of debt                                                       (97,500)                  --
       Issuance of stock for services                                            810,991              472,500
    Changes in operating assets and liabilities, net of effects from acquisitions:
       Increase (decrease) in:
           Accounts receivables                                                   39,670              (27,103)
           Prepaid expenses                                                        6,657               (1,158)
           Investments in stock                                                  485,247               (2,269)
           Notes receivable                                                     (601,748)
           Deferred management fees                                             (157,885)                  --
       Increase (decrease) in:
           Accounts payable                                                      (13,050)              (3,154)
           Accrued expenses                                                       35,878                   --
           Deferred revenue                                                      (17,044)                  --
                                                                             -----------          -----------
Net cash used in operating activities                                           (759,290)            (115,835)
                                                                             -----------          -----------

Cash flows from investing activities:
    Change in notes receivable                                                  (111,000)            (253,333)
    Asset purchase                                                                    --             (250,000)
    Purchases of property and equipment                                           (3,861)              (6,529)
                                                                             -----------          -----------
Net cash used in investing activities                                           (114,861)            (509,862)
                                                                             -----------          -----------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                       673,950            1,009,175
    Paid in capital                                                                   --                 (863)
    Payment on note payable                                                      (12,500)                  --
    Proceeds from note payable                                                    15,000               40,000
                                                                             -----------          -----------
Net cash provided by financing activities                                        676,450            1,048,312
                                                                             -----------          -----------

Net increase (decrease) in cash                                                 (197,701)             422,615

Cash at beginning of year                                                        276,980                  541
                                                                             -----------          -----------

Cash at end of year                                                          $    79,279          $   423,156
                                                                             ===========          ===========

Supplemental disclosures:
    Income taxes paid                                                        $        --
                                                                             ===========
    Interest paid                                                            $        --
                                                                             ===========
Non-cash disclosures of investing and financing activities:
  Forgiveness of note payable and write off of
  accounts receivable from related party                                     $    97,500
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

NOTE 6.  SUBSCRIPTIONS RECEIVABLE

         Subscriptions receivable consists of prepaid consulting fees and prepaid legal fees. Consulting services received for stock are capitalized and amortized over the term of the agreement, not to exceed one year, on a straight line basis. The value of the consulting services is determined based on the Company's stock price on the effective date of the agreement.

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

         As a result of the foregoing, the Company's net loss for the three months ended April 30, 2001 was $764,294 compared to a net loss of $131,297 for the three months ended April 30, 2000. The Company's net loss for the nine months ended April 30, 2001 was $1,500,088 compared to a net loss of $598,063 for the nine months ended April 30, 2000.

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