Form 10QSB/A
period 2001-01-31
TRAVLANG INC
filed 2001-09-26
CIK 742686

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB/A-2


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

Reasons for amendment: The financial statements, the notes thereto and the Management's Discussion and Analysis has been amended to write down the Company's investment in GourmetMarket.com.

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

                                     ASSETS
                                     -------                                      January 31, 2001
                                                                                 ----------------
         Current assets:
             Cash and cash equivalents                                              $   251,500
             Accounts receivable, net                                                   104,875
             Prepaid expenses                                                           411,172
                                                                                    -----------
                        Total current assets                                            767,547
                                                                                    -----------

         Property and equipment, net                                                      9,389
                                                                                    -----------

         Other assets:
             Notes receivable, related party                                            188,235
             Investment in common stock                                                 957,233
             Deposits                                                                     3,000
             Goodwill, net                                                              634,098
                                                                                    -----------
                        Total other assets                                            1,782,566
                                                                                    -----------
                        Total assets                                                $ 2,559,502
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
                                                                                    -----------

         Commitments and contingencies

         Stockholders' equity:
             Preferred stock, $1.00 par value, 5,000,000 shares
               authorized, -0- shares issued and outstanding                                 --
             Common stock, $0.01 par value, 50,000,000 shares
               authorized, 11,604,933 shares issued and outstanding                     116,049
             Additional paid in capital                                              14,651,309
             Accumulated deficit                                                    (12,008,972)
             Unrealized loss on marketable securities                                  (598,751)
                                                                                    -----------
                        Total stockholders' equity                                    2,159,635
                                                                                     ----------
                        Total liabilities and stockholders' equity                  $ 2,559,502
                                                                                    ===========

ii GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS AND THREE MONTHS ENDED JANUARY 31, 2001 AND 2000
(UNAUDITED)
================================================================================

                                                  Six Months Ended January 31,        Three Months Ended January 31,
                                                     2001              2000              2001             2000
                                                 ------------      ------------      ------------      ----------
Revenues earned                                  $    129,714      $         --      $     24,956      $         --

Cost of goods sold                                     44,121                --            11,746                --
                                                 ------------      ------------      ------------      ------------

Gross profit                                           85,593                --            13,210                --
                                                 ------------      ------------      ------------      ------------

Operating expenses:
    General and administrative expenses               571,193            69,266           350,572            55,291
    Depreciation and amortization                     166,257                --            83,139                --
    Stock compensation for services                   184,251           397,500           168,750           397,500
                                                 ------------      ------------      ------------      ------------
       Total operating expenses                       921,701           466,766           602,461           452,791
                                                 ------------      ------------      ------------      ------------

Other income (expense):
    Interest expense                                     (300)               --              (300)               --
    Forgiveness of debt                                97,500                --            97,500                --
    Interest income                                     2,909                --                --                --
    Loss on notes receivable                          364,249                --           364,249                --
                                                 ------------      ------------      ------------      ------------
       Total other income (expense)                   100,109                --            97,200                --
                                                 ------------      ------------      ------------      ------------

Net loss                                           (1,100,248)         (466,766)         (856,300)         (452,791)
                                                 ------------      ------------      ------------      ------------

Net (loss) applicable to common shareholders     $ (1,100,248)     $   (466,766)     $   (856,300)     $   (452,791)
                                                 ============      ============      ============      ============

Basic loss per share                             $      (0.10)     $      (0.26)     $      (0.08)     $      (0.14)
                                                 ============      ============      ============      ============

Fully diluted loss per share                     $      (0.10)     $      (0.26)     $      (0.08)     $      (0.14)
                                                 ============      ============      ============      ============

Weighted average shares outstanding                10,978,634         1,752,979        11,215,887         3,133,304
                                                 ============      ============      ============      ============

Fully diluted average shares outstanding           10,978,634         1,752,979        11,215,887         3,133,307
                                                 ============      ============      ============      ============

ii GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JANUARY 31, 2001 AND 2000
(UNAUDITED)
================================================================================

                                                                               Six Months Ended January 31,
                                                                            ----------------------------------
                                                                               2001                    2000
                                                                            ----------               ---------

         Net cash used in operating activities                              $ (836,132)              $ (37,901)
                                                                            ----------               ---------

         Cash flows from investing activities:
             Acquisition of Travlang                                                --                (119,473)
             Change in notes receivable                                        253,249                      --
             Purchases of property and equipment                                (1,265)                     --
                                                                                ------                      --
         Net cash used in investing activities                                 251,984                (119,473)
                                                                              --------               ---------

         Cash flows from financing activities:
             Common stock issued for cash                                      573,950                 345,000
             Cost of issuance of common stock                                   (2,782)                     --
             Payments on loans payable                                         (12,500)                 20,000
                                                                               -------                 -------
         Net cash provided by financing activities                             558,668                 365,000
                                                                              --------                --------

         Net increase (decrease) in cash                                       (25,480)                207,626

         Cash at beginning of year                                             276,980                     541
                                                                              --------                    ----

         Cash at end of year                                                $  251,500               $ 208,167
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

NOTE 5:  INVESTMENTS

         The Company had invested in approximately $491,000 of convertible bridge notes of GourmetMarket.com, Inc. In January 2001, GourmetMarket.com ceased active operations. Due to the possibility that the Company will not recover the full value of these notes, the Company has written down the carrying value of the notes to $121,000, which reflects the estimated value of the underlying common stock if the notes were converted. At January 31, 2001, the Company's total investment in GourmetMarket.com was approximately $150,000. The Company calculated this estimated value based on the approximate value of GourmetMarket.com of $500,000, assuming that the Company owned approximately 32% on a fully diluted basis. The market value of GourmetMarket.com based on the trading price on January 31, 2001 was approximately $2 million. Accordingly, there is a charge of $364,249 in the three months ended January 31, 2001 relating to these notes.

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

         The Company had invested in approximately $491,000 of convertible bridge notes of GourmetMarket.com, Inc. In January 2001, GourmetMarket.com ceased active operations. Due to the possibility that the Company will not recover the full value of these notes, the Company has written down the carrying value of the notes to $121,000, which reflects the estimated value of the underlying common stock if the notes were converted. At January 31, 2001, the Company's total investment in GourmetMarket.com was approximately $150,000. Accordingly, there is a charge of $364,249 in the three months ended January 31, 2001 relating to these notes.

         The Company's interest expenses for the three months ended January 31, 2001, was $300 as compared with $0 for the three months ended January 31, 2000. The Company's interest expenses for the six months ended January 31, 2001 was $300 compared with $0 for the six months ended January 31, 2000.

         As a result of the foregoing, the Company's net loss for the three months ended January 31, 2001, was $856,300 compared to a net loss of $452,791 for the three months ended January 31, 2000. The Company's net loss for the six months ended January 31, 2001, was $1,100,248, compared to a net loss of $466,766 for the six months ended January 30, 2000. The increase in net loss was primarily attributable to an increase in general and administrative expenses and depreciation and amortization and the write down of investments.

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

Date:  September 17, 2001                  Travlang, Inc.

                                           By: /s/ Howard Brummer
                                               --------------------------------
                                           Howard Brummer,
                                           President and Chief Executive Officer