Form 10QSB/A
period 2001-04-30
TRAVLANG INC
filed 2001-09-26
CIK 742686

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10Q-SB/A-2


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

     Reasons for Amendment: The financial statements, the notes thereto and the MD & A has been amended to write down the value of certain investments

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

                                     ASSETS
                                     ------
                                                                            April 30,
                                                                              2001
                                                                          ------------
Current assets:
    Cash and cash equivalents                                                   79,219
    Accounts receivable, net                                                    18,828
    Deferred management fees                                                   157,885
                                                                          ------------
               Total current assets                                            255,932
                                                                          ------------

Property and equipment, net                                                     11,367
                                                                          ------------

Other assets:
    Prepaid expenses                                                             4,571
    Notes receivable, related party                                             10,000
    Investment in common stock                                                 299,278
    Deposits                                                                     3,000
    Goodwill, net                                                              551,390
                                                                          ------------
               Total other assets                                              868,239
                                                                          ------------

               Total assets                                               $  1,135,538
                                                                          ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      -------------------------------------
Current liabilities:
    Accrued expenses                                                            48,446
    Other current liabilities                                                   15,000
                                                                          ------------
               Total current liabilities                                        63,446
                                                                          ------------

Long term liabilities:
    Deferred revenues                                                          288,377
    Note payable                                                                15,000
                                                                          ------------

               Total liabilities                                               366,823
                                                                          ------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $1.00 par value, 5,000,000 shares
      authorized, -0- shares issued and outstanding                                 --
    Common stock, $0.01 par value, 50,000,000 shares
      authorized, 13,134,933 shares issued and outstanding                     131,349
    Subscriptions receivable                                                  (403,603)
    Additional paid in capital                                              15,365,531
    Accumulated deficit                                                    (13,745,777)
    Unrealized loss on marketable securities                                  (578,787)
                                                                          ------------
               Total stockholders' equity                                      768,715
                                                                          ------------

               Total liabilities and stockholders' equity                 $  1,135,538
                                                                          ============

     See accompanying notes to condensed consolidated financial statements.

TRAVLANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS AND THREE MONTHS ENDED APRIL 30, 2001 AND 2000
================================================================================

                                                 Nine Months Ended April 30,            Three Months Ended April 30,
                                             ---------------------------------        --------------------------------
                                                  2001                2000                2001                2000
                                              ------------        ------------        ------------        ------------
Revenues earned                               $    453,771        $     77,218        $    324,057        $     77,218

Cost of goods sold                                 188,268              22,612             144,147              22,612
                                              ------------        ------------        ------------        ------------

Gross profit                                       265,503              54,606             179,910              54,606
                                              ------------        ------------        ------------        ------------

Operating expenses:

    General and administrative expenses            733,541              99,848             286,731              57,282
    Depreciation and amortization                  249,582              43,412              83,325              32,578
    Stock compensation for services                810,991             472,500             502,502              75,000
                                              ------------        ------------        ------------        ------------
       Total operating expenses                  1,794,114             615,760             872,558             164,860
                                              ------------        ------------        ------------        ------------

Other income (expense):

    Interest expense                              (102,006)             (1,277)           (101,706)               (678)
    Miscellaneous expense                               --             (43,646)                 --             (28,379)
    Impairment loss on investments              (1,326,247)                 --            (875,558)                 --
    Forgiveness of debt                             97,500                  --                  --                  --
    Interest income                                 22,312               8,014              19,403               8,014
                                              ------------        ------------        ------------        ------------
       Total other income (expense)             (1,308,441)            (36,909)           (957,861)            (21,043)
                                              ------------        ------------        ------------        ------------

Net loss                                        (2,837,052)           (598,063)         (1,650,509)           (131,297)
                                              ------------        ------------        ------------        ------------


Net (loss) per share, basic and diluted       $      (0.25)       $      (0.16)       $      (0.14)       $      (0.02)
                                              ============        ============        ============        ============

Weighted average shares outstanding             11,283,124           3,661,476          11,471,055           7,563,287
                                              ============        ============        ============        ============

     See accompanying notes to condensed consolidated financial statements.

TRAVLANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED APRIL 30, 2001 AND 2000
(UNAUDITED)
================================================================================

                                                                                Nine Months Ended April 30,
                                                                             --------------------------------
                                                                                2001                 2000
                                                                             -----------          -----------
Cash flows from operating activities:
    Net (loss)                                                               $(2,837,052)         $  (598,063)
    Adjustments to reconcile net (loss) to
      net cash used by operating activities:
       Depreciation and amortization                                             249,582               43,412
       Forgiveness of debt                                                       (97,500)                  --
       Issuance of stock for services                                            810,991              472,500
       Impairment loss on investment                                           1,326,247                   --
    Changes in operating assets and liabilities, net of effects from acquisitions:
       Increase (decrease) in:
           Accounts receivables                                                   39,670              (27,103)
           Prepaid expenses                                                        6,657               (1,158)
           Investments in stock                                                  485,247               (2,269)
           Notes receivable                                                     (591,031)
           Deferred management fees                                             (157,885)                  --
       Increase (decrease) in:
           Accounts payable                                                      (13,050)              (3,154)
           Accrued expenses                                                       35,878                   --
           Deferred revenue                                                      (17,044)                  --
                                                                             -----------          -----------
Net cash used in operating activities                                           (759,290)            (115,835)
                                                                             -----------          -----------

Cash flows from investing activities:
    Change in notes receivable                                                  (111,000)            (253,333)
    Asset purchase                                                                    --             (250,000)
    Purchases of property and equipment                                           (3,861)              (6,529)
                                                                             -----------          -----------
Net cash used in investing activities                                           (114,861)            (509,862)
                                                                             -----------          -----------

Cash flows from financing activities:
    Proceeds from issuance of common stock                                       673,950            1,009,175
    Paid in capital                                                                   --                 (863)
    Payment on note payable                                                      (12,500)                  --
    Proceeds from note payable                                                    15,000               40,000
                                                                             -----------          -----------
Net cash provided by financing activities                                        676,450            1,048,312
                                                                             -----------          -----------

Net increase (decrease) in cash                                                 (197,701)             422,615

Cash at beginning of year                                                        276,980                  541
                                                                             -----------          -----------

Cash at end of year                                                          $    79,279          $   423,156
                                                                             ===========          ===========

Supplemental disclosures:
    Income taxes paid                                                        $        --
                                                                             ===========
    Interest paid                                                            $        --
                                                                             ===========
Non-cash disclosures of investing and financing activities:
  Forgiveness of note payable and write off of
  accounts receivable from related party                                     $    97,500
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

         In April 2001, the Company agreed to convert its approximately $601,000 of promissory notes and accounts receivable into 24,000,000 shares of GourmetMarket.com common stock. As a result of the conversion of the notes, the Company's ownership increased from approximately 2.5% to 40% of GourmetMarket.com common stock at April 30, 2001. After the FirstPop acquistion is complete, the Company's ownership will be less than 5%. At April 30, 2001, the carrying value of this investment was $189,278. The carrying value at April 30, 2001 was estimated based on the market value of the shares, discounted for the lack of liquidity due to the number of shares held relative to the trading volume at the time. In January 2001, the carrying value of these notes was written down to $121,000, which reflected the estimated value of the underlying common stock if the notes were converted.

         Nucell Wireless Corporation. Nucell Wireless Corporation is a privately held reseller of wireless phones and accessories. The Company owns approximately 5% of Nucell's outstanding capital stock. The Company and its principal stockholders do not have any other relationship with Nucell. Due to operating problems at Nucell and its negative net worth, the Company believes its investment in Nucell was impaired at April 30, 2001 and has written down the value of its note receivable by $57,237 to $10,000 and the value of the common stock from $517,909 to $10,000.

         SBN.com. SBN is a privately held provider of online directories and yellow pages. The Company owns less than 5% of SBN's outstanding capital stock. In April 2001, SBN announced a potential merger with a public company that would value the Company's investment below its carrying cost of $410,411. The transaction was not completed. Accordingly, due to cash flow problems at SBN and the failure to complete this transaction, the Company has determined to write down the value of its investment in SBN from $410,411 to $100,000 at April 30, 2001, which is management's best estimate of the value of its investment based on a review of SBN's financial statements and the value of comparable companies. The Company and its principal stockholders do not have any other relationship with SBN.

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

         During the three months ended January 31, 2001, the Company recorded a loss of $364,249 reflecting its write-down for its notes receivable from GourmetMarket.com. During the three months ended April 30, 2001, the Company recorded a charge of $875,558 reflecting the write-down of its investments in Nucell Wireless Corporation and SBN.com.

         As a result of the foregoing, the Company's net loss for the three months ended April 30, 2001 was $1,650,509 compared to a net loss of $131,297 for the three months ended April 30, 2000. The Company's net loss for the nine months ended April 30, 2001 was $2,837,052 compared to a net loss of $598,063 for the nine months ended April 30, 2000.

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

Date:    September, 17, 2001               Travlang, Inc.

                                           By: /s/ Howard Brummer
                                               ---------------------------------
                                           Howard Brummer,
                                           President and Chief Executive Officer