Form 10KSB
period 2001-07-31
TRAVLANG INC
filed 2001-11-02
CIK 742686

FORM 10-KSB

[ X ]  ANNUAL REPORT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

                    For the fiscal year ended July 31, 2000
                                       OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                        Commission File Number: 000-14026

                                 Travlang, Inc.
             (Exact name of Registrant as specified in its charter)

            Delaware                                         13-3174562
            --------                                         ----------
   (State or Other Jurisdiction of                        (I.R.S. Employer
     Incorporation of Organization)                      Identification Number)

  7000 W. Palmetto Park Road, Suite 501
         Boca Raton, Florida                                   33433
         -------------------                                   -----
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. [ ]

State the issuer's revenues for its most recent fiscal year for the year ended July 31, 2001. $476,726

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting stock held by non-affiliates computed at the closing bid price for which the Company's common stock as reported on the OTC Bulletin Board October 18, 2001 is approximately $754,160.

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date. As of October 18, 2001, 14,701,926 shares of Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statements; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities Act"). Not Applicable.

Transitional Small Business Disclosure Form (check one):

                         Yes       No  X
                            ----     ----

                           FORWARD-LOOKING STATEMENTS

         When used in this report, press releases and elsewhere by our management, we describe important factors, among others, that could cause actual results to differ from those indicated in forward-looking statements made in this document. Certain of our statements contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They used words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to our anticipated operating results and our anticipated cash flow and to future actions, future performance or results of current and anticipated sales and marketing efforts, expenses, the outcome of contingencies, and other financial results. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this document ad in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Among the factors that could cause actual results to differ materially include our ability to meet its working capital and liquidity needs, the number of users of our web sites, the availability of long term credit, unanticipated changes in the U.S. and international economies, business conditions and growth in e-commerce and the timely development and acceptance of new products, the impact of competitive products and pricing, and other risks detailed from time to time in our SEC reports. Certain of these factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed and readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. Actual future results may vary materially. We undertake no obligations to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future filings with the SEC.

         When we use the terms "Travlang," the "Company," "we" or "us" or other similar terms, we mean Travlang, Inc. and any predecessor company, and each of our subsidiaries and affiliated companies unless otherwise specified or described.

ITEM 1.  DESCRIPTION OF BUSINESS

Background

         Travlang, Inc. was originally incorporated as a Delaware corporation on July 28, 1983 as "Daltex Medical Sciences, Inc." to operate a pharmaceutical and medical device business. In November 1999, we changed the name of the company to "iiGroup, Inc." to reflect a change in our focus. In April 2001, the name of the company was again changed to "Travlang, Inc." to reflect our focus on our wholly owned subsidiary, Travlang.com.

Our Business

         Travlang is a publicly traded technology company whose core business is its wholly-owned subsidiary, Travlang.com. We acquired Travlang.com, a foreign language and travel Internet company, in January 2000. Travlang, Inc. also holds equity positions in SBN.com, Nucell Wireless Corporation, and TargitInteractive, Inc. (TGIT).

         Travlang.com is a foreign language and travel website that offers foreign language and travel information, products and services through the Internet. Travlang.com was started by a physics professor at the University of California at Berkeley in 1994. It is recognized as a leader in providing free access to over 80 foreign language translation dictionaries to approximately 3 million visitors a month. Travlang.com's main source of revenue is from the sale of advertising on its site, and the sale of travel products, foreign language CD-ROMs, foreign language courses, electronic translators and other language learning products. Travlang.com also receives revenues in the form of commissions for travel reservations booked through the site.

         Travlang.com operates on the World Wide Web at www.travlang.com. With no marketing or advertising, Travlang serves over 9,000,000 pages per month and hosts approximately 3 million visitors per month, of which over 800,000 are unique. Travlang has achieved these high levels of traffic and diversity of audience due to the uniqueness of the content. The four main language content offerings are Travlang's Foreign Languages for Travelers, Travlang's Translating Dictionaries, Travlang's Word of the Day e-mail, and Travlang's downloadable vocabulary/dictionary files.

         According to recent studies, the number of non-English Internet users is now growing at a faster rate than English language users. For the first time, the number of non-English language users is larger than English language users, and the gap will increasingly widen in the future. There is therefore an ever-increasing need for foreign language content and translation services. Most Internet language sites that exist now only offer a few languages, and most only help people to learn or translate to English, or to learn or translate from a particular language to English. The services that Travlang provides to visitors allows them to work with two languages, and neither one has to be English, as no knowledge of English is required.

         There are several ways Travlang obtains revenues:

     o    Advertising;
     o Content licensing fees, content usage fees, educational services, travel products and services;
     o    Commissions on the sale of language products and services.

         Travlang has international products that can, for the most part, be delivered electronically, thereby having the ability to bypass shipping companies, customs, and taxing authorities.

Current Business

         Language. Language resources currently available on Travlang include 80 Foreign Languages for Travelers with over 5,000 possible combinations and over 16,000 words/phrases, 12,000 of which have sound files. Travlang also offers 16 Translating Dictionaries with over 200 total translating dictionary combinations. Travlang sends out a word of the day e-mail to over 25,000 subscribers, with the subscriber base growing at rate of 1 to 1.5 percent per month. The word of the day features a different word translated into 80 languages every weekday and e-mailed to subscribers in the languages of their choice. Through a third party, Travlang offers complete language immersion courses in 24 languages. Travlang.com earns commissions in excess of $4,000 a month for language learning products and services. There are over 50 Foreign Language Downloadable Dictionaries/Vocabulary files available on the website. In addition, there are links to free general and specific foreign language resources.

         Travel. Travlang's commission-based travel related services offers online travel booking for traditional travel services. Travlang offers extensive worldwide travel guides for international locations including regions, countries and cities. The guides are designed for both business travelers and tourists. Travlang also has links to free general and specific travel resources. In addition, Travlang offers downloadable travel guides for PDAs.

         Travlang Store. The Travlang store sells travel aids and foreign language training and translation products. Products available in the store include travel/health aids, discounted luggage, software, phone calling cards, credit cards and textbooks. In addition, the Travlang store has a comprehensive offering of foreign language products for over 900 languages. Some of these language products include: dictionaries, encyclopedias, movies/videos, fonts, handhelds, translation software, keyboards, K-12 learning, localized products, ESL, religious materials, spelling checkers, translations, transliterations, tutorials and word processing.

         Other Services. Travlang also offers foreign currency converters in the world's major currencies; Travlang International Event calendars; Travlang chat services, which facilitate real time chatting between visitors from all over the world; Travlang message boards, where our visitors can post and read messages; Travlang Language Atlas, which lists all countries and all the languages spoken in each country; Travlang International Driving Information; and a Travlang site search facility.

Current Site Statistics

         Page views for Travlang have increased from 4.5 million in 1996 to over 100 million in 2001. Total visitors have increased from 2.4 million in 1996 to over 30 million in 2001. One third of the visitors are unique. Total requests
(hits) are over 500 million in 2001, up from 41 million in 1996 and 350 million in 2000.

Other Holdings

         At July 31, 2001 Travlang had equity positions in TargitInteractive, Inc. (TGIT), SBN.com, and Nucell Wireless Corporation.

         TargitInteractive, Inc. (OTC: BB: TGIT) is a publicly traded interactive marketing services provider or IMSP. TargitInteractive provides unique technologies for interactive marketing solutions and features proprietary technology for the delivery of rich media marketing messages deliverable on two platforms:

         o  to desktops/laptops using its Instant Windows platform or
         o  to email.

         TargitInteractive's technologies enable the delivery of rich media marketing messages to multiple platforms including email, desktop screen and wireless devices. Marketing messages can be in any format from text, audio, pictorial, video and animation using HTML, FLASH and streaming media. Anything that can be broadcast on the Internet can be delivered on one of TargitInteractive's platforms. Marketing messages can be broadcast to either captive or proprietary databases or shared databases. Presently TargitInteractive maintains over 27 million names and rich profiles in its unified database through relationships with select database partners. The customer base is concentrated in three major industry groups: consumer packaged goods, entertainment and automotive. Travlang owns 830,000 shares, or less than 5% of TargitInteractive.

         SBN.com is a privately held provider of online directories and yellow pages. Travlang owns less than 5% of SBN's outstanding capital stock. SBN recently announced its intention to merge with a public company.

         Nucell Wireless Corporation is a privately held reseller of wireless phones and accessories. Travlang owns approximately 5% of Nucell's outstanding capital stock. The Company and its principal stockholders do not have any other relationships with Nucell.

Employees

         We currently have one full time and one part time employee.

ITEM 2.  DESCRIPTION OF PROPERTIES

         We had a lease for approximately 2000 square feet of office space at 7000 West Palmetto Park Road, Suite 505, Boca Raton, Florida 33433 through December 31, 2003. MCG Partners, our merchant banker, assumed this lease in May 2001 and now sublets space to us for 20% of office expenses. See Item 12--Certain Relationships and Related Transactions.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Travlang's Common Stock is currently listed on the OTC Bulletin Board under the symbol "TRVL." Prior to April 2000, our common stock traded under the symbol "IIGR." Prior to November 1999, our common stock traded under the symbol "DLTX."

         The following tables set forth the range of high and low bid prices for Travlang's Common Stock for each quarterly period beginning August 1, 1999 as reported by the OTC Bulletin Board. The following over the counter market quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions. As there has been limited trading, many of the prices reflect the closest transaction to the end of the period.


Fiscal 2000                                 High              Low
-----------                                 ----              ---
1st Quarter Ended October 31, 1999         $8.00            $ .375
2nd Quarter Ended January 31, 2000          5.125            1.56
3rd Quarter Ended April 30, 2000            3.87              .65
4th Quarter Ended July 31, 2000             4.93             1.25

Fiscal 2001                                 High              Low
-----------                                 ----              ---
1st Quarter Ended October 31, 2000         $4.94            $1.13
2nd Quarter Ended January 31, 2001          3.50              .91
3rd Quarter Ended April 30, 2001            1.09              .12
4th Quarter Ended July 31, 2001              .29              .09

         The approximate number of holders of record of Common Stock of Travlang, as of October 18, 2001 was 494.

Sales of Unregistered Securities

         From August 2000 to January 2001, Travlang sold an aggregate of 966,241 shares of restricted common stock to 24 accredited investors. The prices ranged from $.40 to $1.72 per share. The proceeds were $673,950. No commissions were paid. The transaction was exempt from registration pursuant to Rule 506 under the Securities Act of 1933.

         During fiscal 2001, Travlang issued an aggregate of 407,000 shares of unregistered common stock for services to five persons. 30,000 shares were issued to Bruce Hausman, a director and former officer, as compensation for services rendered. The remaining shares were issued to unaffiliated persons.

Dividend History

         We have not paid or declared any dividends, cash or otherwise, since inception in 1983. We do not intend paying cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The accompanying consolidated financial statements and financial information was prepared assuming that Travlang will continue as a going concern. We have negative cash flows from our operations and an accumulated deficit that raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Additionally, our liquidity needs could exceed the amount of Travlang's future ability for equity financing. See "Liquidity and Capital Resources."

         Management and its advisors have been actively seeking additional opportunities for Travlang. These opportunities may involve businesses related to Travlang.com or may be in unrelated areas. Depending on the opportunity, Travlang may spin-off to stockholders the Travlang.com subsidiary and other investments either prior to or after the consummation of any transaction.

Acquisitions

         Travlang made no acquisitions during the twelve-month period ended July 31, 2001.

         In December 2000, Travlang entered into a letter of intent to acquire Global Marketing Technology International Inc. d/b/a TargitMail.com, a leading permission based e-mail marketing company. The letter of intent required Travlang to raise $3,000,000 prior to the acquisition. Due to market conditions, Travlang was unable to raise that amount, and has since terminated the letter of intent. However, Travlang provided consulting and other services to TargitMail for which it was compensated.

         In June 2001, Travlang signed a letter of intent to acquire DollarDays International, a distributor of various products for sale to independent retailers via extensive Internet direct marketing efforts. This letter of intent expired subsequent to due diligence conducted by Travlang's management.

Results of Operations

         The discussion and analysis set forth below is for the twelve-month period ended July 31, 2001 and July 31, 2000. It should be read in conjunction with our Financial Statements and the related Notes thereto appearing elsewhere in this annual report.

         Net sales for the fiscal year ended July 31, 2001 increased by $280,441 to $476,726 from $196,285 for the fiscal year ended July 31, 2000. The increase in sales resulted from management fees related to TargitMail.com and advertising, goods and services sold by Travlang.com.

         Cost of goods sold for the fiscal year ended July 31, 2001 increased by $135,613 to $190,450 from $54,837 for the fiscal year ended July 31, 2000. The increase in cost of sales primarily came from advertising related to the TargitMail agreement.

         Gross profit for the twelve-month period ended July 31, 2001 was $286,275 or 60% of net sales, compared to $141,448 or 72% of net sales for the fiscal year ended July 31, 2000. The decrease in gross profit was due to the margins on the TargitMail agreement.

         General and administrative expenses were $1,365,674 for the fiscal year ended July 31, 2001, compared with $334,365 for the fiscal year ended July 31, 2000. The increase was primarily due to the write-off of receivables and other assets and an increase in consulting fees during the year. In the fiscal year ended July 31, 2001, Travlang had a non-cash charge of $1,110,743 for issuance of stock for compensation compared to $1,730,313 for fiscal 2000 as Travlang sought new opportunities and did not have cash available to pay fees.

         Pursuant to generally accepted accounting principles, management determined that the decline in the fair value of TargitInteractive, Inc., formerly GourmetMarket.com, and certain equities acquired from Silicon Ventures was below their cost. Accordingly, during the fiscal year, Travlang recorded a non-cash impairment of investment charges aggregating approximately $1,108,731 to adjust the carry value of these investments to their estimated fair value.

         Travlang also realized a one-time gain of $112,563 for forgiveness of debt, as well as an increase of interest expense of $100,702 to $102,456 as a result of borrowings to sustain operations.

         As a result, Travlang had a loss of $3,890,732 or ($.30) per share in fiscal 2001, compared to a loss of $2,909,887 or ($.60) per share in fiscal 2000.

Liquidity and Capital Resources

         Travlang has limited expenditures in many areas, including discretionary expenditures; in order to focus our resources in what we believe are the most promising areas of our business. However, there can be no assurance that we will have sufficient funds to carry out these plans or to remain in business. Although Travlang has sufficient resources to carry out its business plan for the remainder of 2001, there can be no assurance that Travlang will be successful in meeting its long-term liquidity requirements. We experienced a loss from operations in the remainder of calendar year 2001. Additionally, our liquidity needs could exceed the amount of our future ability for equity financing.

         At July 31, 2001, Travlang had cash and cash equivalents of approximately $14,837. Working capital was $133,460 primarily due to the deferred advertising. Long-term liabilities were $15,000, consisting of notes due to former officers. During the year ended July 31, 2001, Travlang used net cash for operations of $819,407 during 2001 as compared to $289,336 in 2000. This change in cash flows from operations was primarily due to the fact that there were additional employees and consultants during fiscal 2001 and operating and professional fees also increased with the level of operations. In August 2001, Travlang executed a convertible line of credit with MCG Partners to provide for up to $100,000 of cash. At October 23, 2001, $35,000 had been borrowed.

         In April 2001, Travlang converted its approximately $601,000 of promissory notes and accounts receivable into 24,000,000 shares of Gourmetmarket.com common stock. As a result of the conversion of the notes, Travlang's ownership increased from approximately 2.5% to 40% of GourmetMarket.com common stock. GourmetMarket.com acquired TargitMail, a privately held permission based e-mail marketing company in May 2001, and acquired FirstPop.com in July 2001. In July 2001 the name of the company changed to TargitInteractive Inc., and a 30 to 1 reverse stock split of the outstanding common stock was effected. Travlang's 24,000,000 shares of the stock thus converted to 800,000 shares in the new company.

         Travlang may utilize cash derived from the sale of equity securities, debt securities or borrowings or a combination thereof as consideration in effecting future acquisitions, joint ventures or investments. Travlang expects that if market conditions permit, it will be able to sell some of its TargitInteractive stock, which has a current market value of approximately $700,000. Also, Travlang will, in all likelihood, issue additional shares in connection with the consummation of transactions. To the extent that such additional shares are issued, dilution of the interests of shareholders will occur.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements as of and for the years ended July 31, 2001 and 2000 are appended to this Report on Form 10-KSB.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth certain information with respect to each of the present directors and executive officers of Travlang, Inc.

Name                       Age            Position

Howard Brummer             51             Chief Executive Officer and President

C. Lawrence Rutstein       57             Director

Bruce Hausman              71             Director

A. Scott Holmes            62             Director

         The principal occupations and business experience of each director and executive officer are as follows:

         Howard Brummer has served as the President and Chief Executive Officer of the Company since March 7, 2001. He has been the Site Director of Travlang.com since September 2000, and handles Business Development, Advertising, Licensing, and technical management of the Site. He is also the Director of Travlang Inc.'s Technical Department. Brummer attended Indiana University where he majored in mathematics. He worked as an analyst with the United States Government Department of Labor for two years, and then served 14 years as the Senior Information Services Executive with Simon Properties, Inc., Indianapolis, Indiana, the nation's largest commercial real estate development and management company. He was Executive Vice president of Romulus Productions, Inc. for two years, where he developed, published and distributed CD-ROMs. Prior to coming to Travlang.com, he was a partner in Currents Communications, a print and electronic publishing and consulting company in Pompano Beach, Florida.

         C. Lawrence Rutstein has been a member of the Board of Directors since 1997. Mr. Rutstein is a graduate of Harvard Law School, and has spent the last 13 years in a number of public and private ventures. In 1989 he took a national distributor of fasteners public, and served as its CEO until 1991. He formed an investment partnership for the purchase of an AA minor league baseball team and served as its executive vice president during 1992-1993. He independently arranged for the financing of the management buyout of a major Philadelphia and New York financial printer, served on its Board of Directors, and consulted with the company regarding its corporate strategy from 1995-2000. He was the creator of CapQuest Partners, Inc., a merchant-banking firm that invested in two computer software companies during 1995-1997. He also served as CEO of Regenesis Holdings, Inc. from 1997-1998, a one-time Nasdaq SmallCap listed healthcare company, in an effort to find new directions for that company. He is currently a director of TargitInteractive, Inc.

         Bruce Hausman has been a member of the Board of Directors since 1993, and served as the General Counsel, Secretary and Treasurer of the Company from 1993-2000. He received his B.A. in Economics from Brown University in 1951, his Master of Science from Columbia University School of Business in 1952, and his J.D from New York Law School in 1979. He was President and CEO of the Company from 1995 to 1999. He served as Principal Executive Officer for Balding Heminway Company, In., a textile manufacturer and distributor from May 1992 to July 1993. From 1988 to 1992 he was Senior Vice President of Balding Heminway. Previously, he was a director of Plastigone Technologies, Inc., a biodegradable plastics manufacturing company from 1992 to 1997, and was a director of Circa Pharmaceuticals from 1990 to 1995. He was also a director of GourmetMarket.com, which was an online gourmet foods site. Hausman serves as an honorary trustee of Beth Israel Medical Center in New York, and an honorary trustee of the Schnurmacher Nursing Home, a division of Beth Israel Medical Center, and was formerly chairman of its Quality Assurance Committee.

         Scott Holmes has served as a Director since December 1999. Mr. Holmes is a graduate of Cornell University with a B.S. in Industrial Engineering and an M.B.A. in finance from the Wharton School of the University of Pennsylvania. In 1997 Holmes founded The Holmes Group Ltd., a unique organization which helps health information technology companies sell their products and services to the health industry. The Holmes Group has relationships with investment bankers and venture capitalists and helps its clients obtain financing. From 1969-1996, Holmes worked for Shared Medical Systems, a company that provides information services to hospitals and physician groups in the United States and foreign countries. From 1969-1974 he served as salesman, sales manager, and branch manager in Philadelphia. From 1975-1977 he served as Manager of the Mid-Atlantic/Southeast region. In 1978 he opened the company's New York office and in 1979 he was promoted to Vice President of Marketing. From 1980-1996 he held the following positions: V.P. Corporate Communication, V.P. Investor Relations, V.P. Federal Marketing, V.P. National Marketing, V.P. Canadian operations, and V.P. Marketing.

         All directors hold office until the next annual meeting of stockholders of Travlang or until their successors are elected and qualified. Due to its extremely limited financial resources, Travlang has not held an annual meeting of stockholders since July 1991. Executive officers hold office until their successors are elected and qualified, subject to earlier removal by the Board of Directors.

         The By-Laws eliminate the personal liability of officers and directors to the fullest extent permitted by Delaware Law. The effect of such provision is to require Travlang to indemnify the officers and directors for any claim arising against such persons in their official capacities if such person acted in good faith and in a manner that he reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was not lawful.

         There are no committees of the Board, which acts as the full Board with respect to any matter.

         No compensation is paid to any director, as such, for his or her services, but by Resolution of the Board of Directors, a fixed sum or expense for actual attendance at each regular or special meeting by the Board may be authorized.

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended

         Section 16(a) ("Section 16") of the Securities Exchange Act of 1934, as amended, requires Travlang's executive officers, directors and 10% stockholders to file reports regarding initial ownership and changes in ownership with the SEC. Executive officers, directors and 10% stockholders are required by SEC regulations to furnish the company with copies of all Section 16 forms they file. Travlang's information regarding compliance with Section 16 is based solely on a review of the copies of such reports furnished by the executive officers, directors and 10% stockholders. These forms include (i) Form 3, which is the Initial Statement of Beneficial Ownership of Securities, (ii) Form 4, which is a Statement of Changes in Beneficial Ownership, and (iii) Form 5, which is an Annual Statement of Beneficial Ownership of Securities.

         A Form 4 for Mr. Rutstein and Mr. Hausman were filed late. All other
Section 16 forms appear to have been filed in a timely manner.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth information concerning the compensation received by the current Chief Executive Officer and President of Travlang.

                                     Annual Compensation                     Long-Term Compensation
                                     -------------------                     ----------------------
                                                         Other                Restricted          Securities
Name and                                                 Annual                  Stock            Underlying
Principal Position           Year    Salary     Bonus    Compensation         Awards ($)       Options/SARs (#)
------------------           ----    -------    -----    ------------         ----------       ----------------
                                        ($)
Howard Brummer, CEO          2001    90,000       --            --                --                 --
Neil Swartz, CEO (1)         2001    75,000       --            --                --                 --


(1) Mr. Swartz resigned as the chief executive officer in March 2001.

Stock Option Grants

         No stock option grants were made to executive officers or directors during the last fiscal year.

Aggregated Option Exercises in Last Fiscal Year

         No stock options were exercised during the last fiscal year.

Outstanding Stock Options

         No executive officer has any outstanding stock options.

Consulting and Employment Agreements

         There are not any effective employment agreements.

         In April 2001, Travlang and Michael Karsch entered into a one-year consulting agreement for legal services. The compensation was 500,000 shares. Also in April 2001, Travlang and Robert Hausman entered into a one-year consulting agreement to provide management consulting, sales and merger and acquisition services. The compensation was 600,000 shares. All of these shares were subsequently registered on Form S-8.

         Travlang retained Wall Street Marketing Inc. in October 2000 to provide consulting services. Wall Street was paid $5,000 and issued 250,000 shares restricted stock. A related agreement was signed with Sherry Vega, the compensation for which was for 150,000 shares. The agreement with Wall Street Marketing Inc. was cancelled April 2001 due to non-performance, and the 250,000 shares of restricted stock were cancelled.

         In February 2001, Travlang entered into an agreement with 21st Equity partners to provide investor relations services. Travlang issued 200,000 shares of restricted common stock. In addition, Travlang stockholders transferred to 21st Equity Partners 700,000 shares of unrestricted common stock.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

         The following table shows, as of October 18, 2001, the Common Stock owned beneficially by

     o   each director,

     o   each executive officer,

     o   all directors and executive officers as a group, and

     o each person known to be the "beneficial owner" of more than 5% of the Common Stock.

Except as disclosed in the footnotes below, each listed person has sole voting and investment power over his or her shares. As of October 18, 2001, there were 14,661,926 shares of Common Stock issued and outstanding. Unless specifically set forth below, the address of each of the persons or entities listed below if 7000 W. Palmetto Park Road, Suite 501, Boca Raton, Florida 33433.

Name and Address of                 Amount and Nature of      Percentage of
Beneficial Owner                    Beneficial  Ownership     Outstanding Shares
-------------------------           -----------------------   ------------------


Neil Swartz                              3,800,506 (1)             25.9%

J. Eric Kirkland
1040 4th Street Unit 404
Santa Monica, California 90403           1,293,471                  8.8%

C. Lawrence Rutstein                     1,942,882 (2)              7.5

A .Scott Holmes                                -0-                  -0-

Bruce Hausman                              335,100 (3)              2.3

Howard Brummer                                 -0-                  -0-

MCG Partners, Inc.                       3,500,000 (4)             23.9

KMS Family Partnership (5)               1,000,000 (5)              6.8%

All executive officers and directors
as a group (four persons)                2,277,982                 15.5%

---------------

(1) Includes (i) Mr. Swartz' interest in 3,500,000 shares of Common Stock held by MCG Partners, Inc., of which Mr. Swartz is the Chairman and Sole Stockholder, and (ii) 300,506 shares of Common Stock held by Mr. Swartz directly. Does not include shares that may be issued upon conversion of an outstanding convertible bridge note held by MCG Partners.

(2) Includes 1,718,212 shares of Common Stock held by Mr. Rutstein in his name and 224,620 shares of Common Stock beneficially owned jointly by Mr. Rutstein and his wife.
(3) This figure includes 100 shares owned by Mr. Hausman through a Keough Plan Account and options to purchase an aggregate of 5,000 shares of Common Stock of Travlang, which options are currently exercisable.
(4)      Mr. Swartz is the sole shareholder of MCG Partners, Inc.
(5) The General Partner of KMS Family Partnership is KMS Family Corporation, of which Mark Swartz is the President. Mark Swartz is Neil Swartz' brother.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Travlang has adopted a policy that no officer, director or affiliate may engage in any transactions with Travlang or any of its subsidiaries unless such transactions have been approved by a majority of Travlang's directors who have no interest in the transactions.

         In April 2001, Travlang retained the services of MCG Partners, Inc., a merchant-banking firm, to provide us with corporate finance and management services. Prior to that time, MCG had been providing services on a monthly basis. During fiscal 2001, Travlang paid MCG $590 in management fees and has $29,410 of accrued management fees payable and $17,395 of other expenses payable. MCG Partners and its shareholder Neil Swartz own approximately 25.9% of the outstanding common stock. In February 2001, Quartz Capital, an affiliate of Mr. Swartz, forgave a $100,000 note owed to Quartz capital by Travlang. Quartz also cancelled outstanding warrants held by it. In August 2001, MCG executed a $100,000 revolving convertible note pursuant to which it will make up to $100,000 available to Travlang. As of October 23, 2001, $35,000 has been drawn down. As consideration for the note, Travlang issued MCG 1,500,000 shares of common stock.

            Travlang had invested in approximately $491,000 of convertible bridge notes of GourmetMarket.com, Inc. In January 2001, GourmetMarket.com ceased active operations. Due to the possibility that Travlang would not recover the full value of these notes, Travlang wrote down the carrying value of the notes to $121,000, which reflects the estimated value of the underlying common stock if the notes were converted. In April 2001, the Company agreed to convert its approximately $601,000 of promissory notes and accounts receivable into 24,000,000 shares of GourmetMarket.com common stock. As a result of the conversion of the notes, Travlang's ownership increased from approximately 2.5% to 40% of GourmetMarket.com common stock at April 30, 2001. After the completion of two acquisitions, Travlang's ownership at July 31, 2001 was less than 5%. At July 31, 2001, Travlang's total investment in GourmetMarket.com was $189,278. As a result of the write-down, there was a charge of $364,249 in the year ended July 31, 2001 relating to these notes.

            Effective January 1, 2001, Travlang entered into an agreement with TargitMail to provide professional and management fees for the period from January 1, 2001 through April 30, 2001 for a fee of $300,000. These services primarily were management services provided by Travlang employees while assuming interim executive roles at TargitMail. Payment for the services is to be in the form of email marketing/ advertising. This agreement is expected to be extended, and all such advertising will be used prior to April 30, 2002. This agreement resulted in management fees of $300,000 for the year ended July 31, 2001. In May 2001, TargitMail was acquired by TargitInteractive, Inc., formerly GourmetMarket.com, and thus may be deemed a related party to Travlang.

         Travlang was assigned a management consulting agreement with GourmetMarket.com in May 2000 pursuant to which Travlang was required to provide management services for a $6,000 monthly fee. The agreement was terminated effective January 2001 when GourmetMarket.com ceased active operations. Approximately $33,000 was written off to bad debt expense.

                                     PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Exhibit No.                Description
-----------                -----------

3.1 (b)**         Amendment to Certificate of Incorporation

3.1 (c)***        Amendment to Certificate of Incorporation

3.2*              By-laws

10.58**           1999 Stock Option Plan+


+   Compensatory plan
* Incorporated by reference from the Form 10-K for the fiscal year ended July 31, 1993
** Incorporated by reference from the Information Statement on Form 14C dated November 3, 1999.
*** Incorporated by reference from the Information
    Statement on Form 14C dated April 4, 2001

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               TRAVLANG, INC.


                                               By: /s/ Howard Brummer
                                                   -----------------------------
                                               Howard Brummer, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                       Date
---------                       -----                       ----

/s/ Howard Brummer              President and Director      October 29, 2001
/s/ C. Lawrence Rutstein        Director                    October 29, 2001
/s/ Bruce Hausman               Director                    October 29, 2001
/s/ A. Scott Holmes             Director                    October 29, 2001

                                TABLE OF CONTENTS
                                -----------------



Independent Auditor's Report..........................................   F-1


Consolidated Financial Statements:

      Consolidated Balance Sheet at July 31, 2001 ....................  F-2-F-3

      Consolidated Statements of Operations for the years ended
          July 31, 2001 and 2000......................................   F-4

      Consolidated Statements of Changes in Stockholders' Equity
          (Deficit) for the years ended July 31, 2001 and 2000........   F-5

      Consolidated Statements of Cash Flows for the years ended
          July 31, 2001 and 2000......................................   F-6


Notes to Consolidated Financial Statements............................ F-7-F-15

                       Daszkal Bolton Manela Devlin & Co.
                          CERTIFIED PUBLIC ACCOUNTANTS
                          ----------------------------
                   A PARTNERSHIP OF PROFESSIONAL ASSOCIATIONS

       2401 N.W. BOCA RATON BOULEVARD, SUITE 100 BOCA RATON, FLORIDA 33431
                   TELEPHONE (561) 367-1040 FAX (561) 750-3236

JEFFREY A. BOLTON, CPA, P.A.               MEMBER   OF  THE   AMERICAN INSTITUTE
MICHAEL I. DASZKAL, CPA, P.A.                    OF CERTIFIED PUBLIC ACCOUNTANTS
ROBERT A. MANELA, CPA, P.A.
TIMOTHY R. DEVLIN. CPA, P.A.
MICHAEL S. KRIDEL, CPA, P.A.



                          INDEPENDENT AUDITOR'S REPORT


To The Board of Directors and Stockholders
Travlang, Inc. and subsidiaries


We have audited the accompanying consolidated balance sheet of Travlang, Inc. and subsidiaries as of July 31, 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended July 31, 2001 and 2000. These consolidated financial statements are the responsibility of the management of Travlang, Inc., and subsidiaries. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Travlang, Inc. and subsidiaries as of July 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and had negative cash flows from operations which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in the Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/ DASZKAL BOLTON MANELA DEVLIN & CO.


Boca Raton, Florida
October 23, 2001

TRAVLANG, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF JULY 31, 2001
================================================================================


                                     ASSETS
                                     ------

                                                                   2001
                                                                 --------
Current assets:
   Cash and cash equivalents                                     $ 14,837
   Accounts receivable, net                                        27,831
   Deferred advertising                                           157,885
                                                                 --------
           Total current assets                                   200,553
                                                                 --------

Property and equipment, net                                        13,887
                                                                 --------

Other assets:
   Notes receivable, related party                                 10,000
   Investment in common stock                                     110,000
   Investment in marketable securities                            189,278
   Deposits                                                         3,000
   Goodwill, net                                                  177,750
                                                                 --------
           Total other assets                                     490,028
                                                                 --------

           Total assets                                          $704,468
                                                                 ========













                 See accompanying notes to financial statements.

TRAVLANG, INC.
CONSOLIDATED BALANCE SHEET
AS OF JULY 31, 2001
================================================================================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                     2001
                                                                 ------------
Current liabilities:
   Accounts payable                                              $     17,310
   Accrued expenses                                                    38,221
   Loans payable, related parties                                      11,562
                                                                 ------------
           Total current liabilities                                   67,093
                                                                 ------------

Long term notes payable                                                15,000
                                                                 ------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $1.00 par value, 5,000,000 shares
     authorized, -0- shares issued and outstanding                         --
   Common stock, $0.01 par value, 50,000,000 shares
     authorized, 13,161,933 shares issued and outstanding             131,619
   Additional paid in capital                                      15,386,645
   Accumulated deficit                                            (14,799,456)
   Subscription receivable                                            (96,433)
                                                                 ------------
           Total stockholders' equity                                 622,375
                                                                 ------------

           Total liabilities and stockholders' equity            $    704,468
                                                                 ============














                 See accompanying notes to financial statements.

TRAVLANG, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JULY 31, 2001 AND 2000
================================================================================


                                                  2001                 2000
                                              ------------         ------------
Revenues, net                                 $    476,726         $    196,285

Cost of goods sold                                 190,450               54,837
                                              ------------         ------------

Gross profit                                       286,276              141,448
                                              ------------         ------------

Operating expenses:
   General and administrative expenses           1,365,675              334,365
   Depreciation and amortization                   333,315              193,429
   Impairment of goodwill                          290,931                   --
   Stock compensation for services               1,110,743            1,730,313
                                              ------------         ------------
       Total operating expenses                  3,100,664            2,258,107
                                              ------------         ------------

Other income (expense):
   Impairment of investment                     (1,108,731)            (808,076)
   Interest expense                               (102,456)              (1,754)
   Miscellaneous expense                              (250)              (3,660)
   Interest income                                  22,312               16,666
   Forgiveness of debt                             112,563                   --
   Miscellaneous income                                218                3,596
                                              ------------         ------------
       Total other income (expense)             (1,076,344)            (793,228)
                                              ------------         ------------

Net loss                                      $ (3,890,732)        $ (2,909,887)
                                              ============         ============




Basic and diluted loss per share              $      (0.30)        $      (0.60)
                                              ============         ============

Weighted average shares outstanding             11,771,719            4,883,512
                                              ============         ============








                 See accompanying notes to financial statements.

TRAVLANG, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED JULY 31, 2001 AND 2000
================================================================================

                                                     Series A Preferred Stock             Common Stock           Additional
                                                  --------------------------------  ------------------------      Paid-In
                                                     Shares         Par Value        Shares        Par Value       Capital
                                                  ------------     -----------    ------------   ------------   ------------
Balance, July 31, 1999                                  80,000    $     80,000         374,663   $      3,747   $  7,807,949
Issuance of preferred stock                             15,000          15,000              --             --         45,000
Conversion of preferred stock                          (95,000)        (95,000)      1,900,000         19,000         76,000
Private placement                                           --              --       2,300,000         23,000      1,127,000
Private placement expense                                   --              --              --             --           (835)
Issuance of common stock for acquisition                    --              --         250,000          2,500        740,000
Issuance of common stock for GMC stock                      --              --         500,000          5,000        313,750
Issuance of common stock for acquisition                    --              --       3,010,975         30,110      1,649,322
Issuance of common stock for services                       --              --       2,300,000         23,000      1,317,500
Issuance of common stock for conversion
  of note payable                                           --              --          52,054            520         25,506
Issuance of warrants for debt                               --              --              --             --        118,750
Issuance of options to non-employee                         --              --              --             --        681,474
Issuance of common stock for settlement of debt             --              --           1,000             10          3,636
Unrealized gains on marketable securities                   --              --              --             --             --
Net loss, July 31, 2000                                     --              --              --             --             --
                                                  ------------    ------------    ------------   ------------   ------------
Balance, July 31, 2000                                      --              --      10,688,692        106,887     13,905,052
                                                  ------------    ------------    ------------   ------------   ------------
Issuance of stock in private placement                      --              --         991,241          9,912        676,256
Issuance of common stock for services                       --              --       1,482,000         14,820        752,810
Issuance of options to non-employee                         --              --              --         52,527             --
Unrealized loss on marketable securities                    --              --              --             --             --
Net loss, July 31, 2001                                     --              --              --             --             --
                                                  ------------    ------------    ------------   ------------   ------------
Balance, July 31, 2001                                      --    $         --      13,161,933   $    131,619   $ 15,386,645
                                                  ============    ============    ============   ============   ============


[RESTUBBED TABLE]

                                                                                  Accumulated
                                                                                     Other
                                                   Accumulated    Subscription    Comprehensive
                                                     Deficit       Receivable        Income            Total
                                                  ------------    ------------    ------------    ------------
Balance, July 31, 1999                            $ (7,998,837)   $         --    $         --    $   (107,141)
Issuance of preferred stock                                 --              --              --          60,000
Conversion of preferred stock                               --              --              --              --
Private placement                                           --              --              --       1,150,000
Private placement expense                                   --              --              --            (835)
Issuance of common stock for acquisition                    --              --              --         742,500
Issuance of common stock for GMC stock                      --              --              --         318,750
Issuance of common stock for acquisition                    --              --              --       1,679,432
Issuance of common stock for services                       --              --              --       1,340,500
Issuance of common stock for conversion
  of note payable                                           --              --              --          26,026
Issuance of warrants for debt                               --              --              --         118,750
Issuance of options to non-employee                         --              --              --         681,474
Issuance of common stock for settlement of debt             --              --              --           3,646
Unrealized gains on marketable securities                   --              --         146,094         146,094
Net loss, July 31, 2000                             (2,909,887)             --              --      (2,909,887)
                                                  ------------    ------------    ------------    ------------
Balance, July 31, 2000                             (10,908,724)             --         146,094       3,249,309
                                                  ------------    ------------    ------------    ------------
Issuance of stock in private placement                      --              --              --         686,168
Issuance of common stock for services                       --         (96,433)             --         671,197
Issuance of options to non-employee                         --              --              --          52,527
Unrealized loss on marketable securities                    --              --        (146,094)       (146,094)
Net loss, July 31, 2001                             (3,890,732)             --              --      (3,890,732)
                                                  ------------    ------------    ------------    ------------
Balance, July 31, 2001                            $(14,799,456)   $    (96,433)   $         --    $    622,375
                                                  ============    ============    ============    ============

                 See accompanying notes to financial statements.

TRAVLANG, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JULY 31, 2001 AND 2000
================================================================================


                                                         2001          2000
                                                     -----------    -----------
Cash flows from operating activities:
  Net loss                                           $(3,890,732)   $(2,909,887)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
     Depreciation and amortization                       333,315        193,429
     Common stock and options issued for services      1,110,743      1,730,313
     Impairment loss of investment in securities       1,108,731        808,076
     Impairment loss of goodwill                         290,931             --
     Bad debt expense                                    540,926             --
     Forgiveness of debt                                (112,563)            --
     Fixed assets received as payment                     (2,000)            --
     Deferred revenue                                    (17,044)       (45,456)
     Management fee revenue                             (300,000)            --
     Advertising expense                                 142,115             --
     Notes receivable related party                      120,998             --
     Investment in securities                           (140,402)            --
  Changes in operating assets and liabilities,
    net of effects from acquisitions:
     (Increase) decrease in:
       Accounts receivables                              (88,775)       (60,996)
       Deposits                                               --         (3,000)
       Prepaid expenses                                   27,812         (4,421)
     Increase (decrease) in:
       Accounts payable                                    4,260        (10,988)
       Due to related party                               11,562             --
       Notes payable                                      (2,500)            --
       Accrued expenses                                   40,716         13,595
                                                     -----------    -----------
Net cash used in operating activities                   (819,407)      (289,335)
                                                     -----------    -----------

Cash flows from investing activities:
  Cash paid in acquisitions                                   --       (250,000)
  Purchase of investment                                      --        (15,000)
  Increase in notes receivable - related party          (111,000)      (441,484)
  Purchases of property and equipment                     (5,405)        (9,407)
                                                     -----------    -----------
Net cash used in investing activities                   (116,405)      (715,891)
                                                     -----------    -----------

Cash flows from financing activities:
  Common stock issued for cash                           688,950      1,150,000
  Costs of issuance of common stock                       (2,781)          (835)
  Proceeds from loans payable                                 --        270,527
  Payments on loans payable                              (12,500)      (138,027)
                                                     -----------    -----------
Net cash provided by financing activities                673,669      1,281,665
                                                     -----------    -----------

Net increase (decrease) in cash                         (262,143)       276,439
Cash at beginning of year                                276,980            541
                                                     -----------    -----------
Cash at end of year                                  $    14,837    $   276,980
                                                     ===========    ===========

                 See accompanying notes to financial statements.

TRAVLANG, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS
-------------------------------------------------

Description of Company
----------------------

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

When we use the terms "Travlang", the "Company", "we" or "us" or other similar terms, we mean Travlang, Inc., and any predecessor company, and each of our subsidiaries and affiliated companies unless otherwise specified or described.


NOTE 2 - MANAGEMENT'S PLANS AND ISSUES AFFECTING LIQUIDITY
----------------------------------------------------------

The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained losses since inception and generated minimal revenue. In addition, the Company has negative cash flow from operations of approximately $819,000 during the year ended July 31, 2001.

The Company has been in negotiations for additional venues to promote its current travel operations, however there is no guarantee that these discussions will develop into additional revenues. The Company plans to liquidate some of its investments to supplement its current cash flow.

There is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Cash and Cash Equivalents
-------------------------

For purposes of the statement of cash flows, the Company considers all cash and other demand deposits to be cash and cash equivalents. As of July 31, 2001, the Company had no cash equivalents.

Property and Equipment
----------------------

Property and equipment are stated at cost and are being depreciated using the straight-line method over estimated useful lives of three to five years.

Available-for-Sale Marketable Securities
----------------------------------------

The Company classified its marketable equity securities as available-for-sale and they are carried at fair market value, less impairment allowances, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders' equity.

The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market. Gains or losses on securities sold are based on the specific identification method.

TRAVLANG, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Impairment of Goodwill
----------------------

The Company follows the provisions of APB No. 17, Intangible Assets, which applies to goodwill that is not associated with identifiable intangible assets. APB No. 17 requires periodic evaluations of the amortization period assigned to goodwill. Goodwill is being amortized using the straight-line method over three years. The future undiscounted cash flows expected to result from the use of the asset are periodically reviewed for recoverability. An impairment loss is the amount by which the carrying amount of an asset exceeds the fair value of the asset. The carrying amount of the goodwill was reduced by the estimated shortfall of cash flows and was recorded as impairment loss of $290,391.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Travlang.com, Inc. ("Travlang") and Silicon Ventures, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition
-------------------

Management consulting fees, which have been provided to related parties, are recognized as incurred over the terms of the consulting agreements.

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

Advertising
-----------

The Company accounts for its advertising expense in accordance with SOP 93-7, Reporting on Advertising Costs, which requires advertising costs to be expensed as incurred or at the time of first showing. The advertising costs incurred for the years ended July 31, 2001 and 2000 were $148,725 and $36,858, respectively.

TRAVLANG, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------

Basic and Diluted Loss Per Share
--------------------------------

Basic and diluted loss per common share is computed pursuant to SFAS No. 128, Earnings Per Share. Basic and diluted loss per share is calculated based on the weighted average shares outstanding during the period. Potential common shares relating to outstanding options and warrants have not been included in the computation of diluted loss per share as their effect is anti-dilutive for all periods presented.

New Accounting Pronouncements
-----------------------------

On June 29, 2001, the Financial Accounting Standards Board unanimously approved the issuance of Statements of Financial Accounting Standards No. 141, Business Combinations (Statement 141), and No. 142, Goodwill and Other Intangible Assets (Statement 142). Statement 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement 141 changes the criteria to recognize intangible assets apart from goodwill. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.

Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Identifiable intangible assets will continue to be amortized over their estimated useful lives. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001, provided that their first quarter financial statements have not been issued. The Company plans to early adopt Statement 142 beginning August 1, 2001.


NOTE 4 - CONCENTRATION OF CREDIT RISK
-------------------------------------

The Company maintains its cash with one financial institution. At times, deposits may exceed federally insured limits. The Federal Deposit Insurance Corporation (FDIC) guarantees accounts up to $100,000. At July 31, 2001, the Company's cash was not in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.


NOTE 5 - ALLOWANCE FOR DOUBTFUL ACCOUNTS
----------------------------------------

Accounts receivable are recorded net of an allowance for doubtful accounts of $9,224 and $858 at July 31, 2001 and 2000, respectively.


NOTE 6 - DEFERRED ADVERTISING
-----------------------------

In January 2001, the Company entered into an agreement with Global Technology Marketing International, Inc. d/b/a TargitMail.com to provide management fees for a four-month period. Subsequently, the Company agreed to accept e-mail marketing and advertising rights as consideration for the fees outstanding under the agreement. The rights to use the advertising expire November 30, 2001. The Company has included $300,000 of management fee income in revenue and $142,115 in advertising expense related to the agreement. At July 31, 2001, the Company had $157,885 of advertising right available.

TRAVLANG, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 7- PROPERTY AND EQUIPMENT
------------------------------

Property and equipment consisted of the following at July 31, 2001:


                                              Useful Lives
                                             ---------------

           Furniture and fixtures                   5               $  6,260
           Computer equipment                       3                 10,552
                                                                    --------
                                                                      16,812
           Less accumulated depreciation                              (2,925)
                                                                    --------
                 Property and equipment, net                        $ 13,887
                                                                    ========


Depreciation expense for the years ended July 31, 2001 and 2000 was $2,482 and $443, respectively.


NOTE 8 - AVAILABLE-FOR-SALE SECURITIES
--------------------------------------

Available-for-sale securities consist of the following at July 31, 2001:


                                 Amortized   Gross Unrealized    Estimated
                                   Cost       Gains (Losses)     Fair Value
                                ---------     -------------      ----------
TargitInteractive equity
   securities                   $  189,278    $          --      $  189,278


The change in net unrealized holding gain on available-for-sale securities in the amount of $146,094 and $724,881 in unrealized holding losses incurred in fiscal year 2001, have been charged to Impairment on securities expense for the year ended July 31, 2001. The Company also recorded an impairment loss for its investment in common stock of $529,944, for an aggregate impairment loss of $1,108,731.


NOTE 9 - FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------

The carrying value of cash, accounts receivable, loans receivable, accounts payable and notes payable approximates fair value.


NOTE 10 - GOODWILL
------------------

Goodwill represents the purchase price and transaction costs associated with the acquisition of Travlang.com in excess of the estimated fair value of the net assets of the business. Goodwill is being amortized on a straight-line basis over three years. As of July 31,2001, the Company recorded a $290,931 impairment charge to reflect the fair value of goodwill based on discounted future cash flows. Accumulated amortization was $523,819 and $192,985 at July 31, 2001 and 2000, respectively.


NOTE 11 - NOTES PAYABLE
-----------------------

The Company has three notes payable to related parties due September 30, 2001, requiring semiannual interest payments of 6% on March 31 and September 30. The loans are convertible into shares of common stock. At July 31, 2001, the aggregate value of the notes was $15,000 and the accrued interest was $900.

TRAVLANG, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 12 - LEASE COMMITMENTS
---------------------------

The Company subleases office space under an operating lease with a remaining lease term of one and a half years. For all prior periods through April 30, 2001, the Company subleased 100% of the office space. Beginning May 1, 2001 and going forward, the Company is subleasing 20% of the office space. The lease was executed by a related party who is currently occupying 80% of the office. The Company's 20% portion of the approximate future minimum lease payments required under the operating lease are summarized as follows:

               Years Ending July 31,
         ---------------------------------
                       2002                          $   4,912
                       2003                              1,654
                                                     ---------
                       Total                         $   6,566



During the year ended July 31, 2001, the Company incurred approximately $19,000 in base rent expense and approximately $19,000 in common area maintenance and sales tax.


NOTE 13 - SUPPLEMENTAL CASH FLOW INFORMATION
--------------------------------------------


Supplemental cash flow information:


                                                      2001            2000
                                                   ---------       ----------
Cash paid for interest                             $     300       $       --
                                                   =========       ==========

Non cash investing and financing activities:

Common stock exchanged for investment              $      --       $  318,750
                                                   =========       ==========
Preferred stock issued for debt                    $      --       $   60,000
                                                   =========       ==========
Common stock issued for debt                       $      --       $    3,646
                                                   =========       ==========
Common stock issued for acquisitions               $      --       $2,814,217
                                                   =========       ==========
Gain on settlement and mutual release
  agreement of debt                                $ 112,563       $       --
                                                   =========       ==========


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

TRAVLANG, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 14 - INCOME TAXES, continued
---------------------------------

The Company's evaluation of the tax benefit of its net operating loss carryforward is presented in the following table. The tax amounts have been calculated using the 34% federal and 5.5% state income tax rates.


                                                     2001            2000
                                                  ----------      ----------

Taxes currently payable                           $       --      $       --
Deferred income tax benefit                               --              --
                                                          --              --
Provision (benefit) for income taxes              $       --      $       --
                                                  ==========      ==========


Reconciliation of the Federal statutory income tax rate to the Company's effective income tax rate is as follows:


                                                      2001            2000
                                                  -----------      ----------

Benefit computed at the statutory rates (34%)     $(1,322,849)    $(1,606,746)
Increase (decrease) resulting from:
    Non-deductible expenses                               845        (706,395)
State income taxes, net of federal income tax
    benefit                                          (141,234)       (397,030)
Reinstatement/change in deferred tax asset
  valuation allowance                               1,463,238       2,710,171
                                                  -----------     -----------
Tax provision (benefit)                           $        --     $        --
                                                  ===========     ===========


The components of the deferred tax assets were as follows at July 31:


                                                      2001            2000
                                                  -----------      ----------
Deferred tax asset:
    Net operating loss carry forward              $ 2,697,438     $ 2,003,777
    Stock Options                                     588,306
    Stock based compensation                          186,516         588,306
    Impairment loss on goodwill                       109,477
    Amortization of goodwill                          170,713          52,492
    Impariment loss on securities                     417,215
    Other                                               3,744          65,596
                                                  -----------     -----------
          Total deferred tax asset                  4,173,409       2,710,171
                                                  -----------     -----------

Deferred tax laibilities:
    Other                                                  --              --
                                                  -----------     -----------
           Total deferred tax liabilities                  --              --
                                                  -----------     -----------
           Net deferred tax asset                   4,173,409       2,710,171
                                                  -----------     -----------

Valuation allowance
    Beginning of year                              (2,710,171)             --
    Decrease (increase) during year                (1,463,238)     (2,710,171)
                                                  -----------     -----------
           Ending balance                          (4,173,409)     (2,710,171)
                                                  -----------     -----------
           Net deferred taxes                     $        --     $        --
                                                  ===========     ===========

As of July 31, 2001, the Company's net operating loss carry forward of approximately $3,607,000 will expire from 2019 through 2021.

TRAVLANG, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 15 - STOCK OPTIONS
-----------------------

At July 31, 2001, the Company only has nonqualified stock options outstanding. A committee appointed by the Board of Directors establishes the option price at issuance, which is generally at fair market value. Under the Plan, no options may be exercisable after five years from the date of grant. Common shares exercisable under option for the year ended July 31, 2001 are summarized as follows:


                                           Number             Weighted-Average
                                         of Shares             Exercise Price
                                     --------------------   --------------------

Outstanding at July 31, 1999               775,000                $ 0.02
Expired                                   (769,500)                 0.02
Exercised                                       --                    --
Granted                                  2,790,000                  1.09
                                       -----------                ------
Outstanding at July 31, 2000             2,795,500                  1.09
Expired                                     (5,000)                 1.50
Exercised                                       --                    --
Terminated                              (2,060,417)                 1.04
Granted                                         --                    --
                                                --                    --
Outstanding at July 31, 2001               730,083                $ 1.24
                                       ===========                ======

The following table summarizes information about all of the stock options outstanding at July 31, 2001:


       Range of           Shares         Weighted-Average      Weighted-Average
    Exercise Price      Outstanding       Remaining Life        Exercise Price
 ------------------   ---------------   -------------------  -------------------
  $ 0.01 - 1.50           600,083            3.30                    0.91
    1.51 - 3.00           130,000            3.59                    2.77
  -------------        ----------        --------                 -------
  $ 0.01 - 3.00           730,083            3.38                    1.24
  =============        ==========        ========                 =======


 SFAS 123 requires "as adjusted" information regarding net loss and net loss per share to be disclosed. The fair value of these options was determined at the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions for the year ended July 31, 2000.


Expected dividend yield                                 0.00
Calculated volatility                                   2.84
Risk free interest rate                                 5.80
Expected life of the options in years                   3.00


The estimated fair value of the options is amortized to expense over the options' vesting period for "as adjusted" disclosure. The net income (loss) per share "as adjusted" for the affects of SFAS 123 is not indicative of the effects on reporting net income (loss) for future years. The Company's reported "as adjusted" information for the year ended July 31, 2001 is as follows:


Net loss                                                 $ (3,890,732)
                                                         ============
As adjusted                                              $ (4,419,096)
                                                         ============
Net loss per share as reported - basic                   $      (0.30)
                                                         ============
Net loss per share as adjusted - basic                   $      (0.38)
                                                         ============

TRAVLANG, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

 NOTE 16 - STOCKHOLDERS' EQUITY
-------------------------------

In August 2000, the Company commenced a private offering to accredited investors of the Company's common stock and warrants exercisable at $5.00 and $7.00, pursuant to Rule 506 of Regulation D of the Securities Act for up to 4,000,000 shares of our common stock together with warrants, for which 966,241 shares were issued and an aggregate of $686,169 less $2,781 of issuance costs was raised during the twelve-month period ending July 31, 2001 at prices ranging from $.40 to $1.72 per share.

During the year ended July 31, 2001, the Company issued 1,482,000 shares of common stock for services. As of July 31, 2001, the Company recorded approximately $768,000 of stock compensation.

Additional paid-in capital of the Company increased by $52,527, due to the amortization of the value of stock options issued to non-employees in the prior fiscal year. These options were valued at fair market value on the date of the grant.

Subscriptions receivable consists of prepaid consulting fees and prepaid legal fees. Consulting services received for stock are capitalized and amortized over the term of the agreement, not to exceed one year, on a straight-line basis. The value of the consulting services is determined based on the Company's stock price on the effective date of the agreement. At July 31, 2001, the Company had $96,433 of unamortized subscriptions receivable.


NOTE 17 - RELATED PARTY TRANSACTIONS

For the year ending July 31, 2001, the Company's related party transactions are summarized as follows:

(a) The Company has adopted a policy that no officer, director or affiliate may engage in any transactions with the Company or any of its subsidiaries unless such transactions have been approved by a majority of the Company's directors who have no interest in the transactions.

(b) The Company entered into a management agreement with MCG partners on April 1, 2001 for a term of 18 months for $7,500 per month in consulting fees. The Company paid MCG Partners $590 in management fees during fiscal year 2001 and has $29,410 of accrued management fees payable. MCG owes the Company $16,893 in reimbursable expenses. MCG Partners is a principal stockholder of the Company.

(c) In April and May 2001, the Company received an aggregate of 866,162 shares of common stock of TargitInteractive, Inc. (f/k/a GourmetMarket.com) for the conversion of approximately $150,000 in notes receivable, accounts receivable and related interest. At January 31, 2001, the Company reduced the value of the notes by $364,249 to $150,000, which was charged to impairment of investments. The Company calculated this estimated value based on the approximate value of TargitInteractive, Inc. (f/k/a GourmetMarket.com) of $500,000, assuming that the Company owned approximately 32% on a fully diluted basis.

(d)      The Company recognized approximately $113,000 of forgiveness of debt.

(e) The Company borrowed $100,000 from Quartz Capital Group on July 19, 2000. The funds were subsequently loaned to TargitInteractive, Inc. (f/k/a GourmetMarket.com). The note was written off as of January 31, 2001.

TRAVLANG, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================


NOTE 17 - RELATED PARTY TRANSACTIONS, continued
-----------------------------------------------


(f) The Company loaned Nucell Wireless Corporation $46,615 on May 30, 2000 in order to pay Exodus Communications to complete work on the Nucell website. The note bears an annual interest rate of 8%, together with an option to purchase 92,000 shares of its common stock at $.50 per share. An additional $20,000 was loaned to Nucell on January 8, 2001. At January 31, 2001, the note was written down to $10,000 based on management's best estimate of recoverability.

(g) During fiscal year 2001, the Company provided management services to TargitInteractive, Inc. (f/k/a GourmetMarket.com) for a fee. As of July 31, 2001, approximately $70,500 was earned in revenues, which was fully written off to bad debt expense.

(h) In February 2001, two separate consulting agreements were entered into with 21st Equity Partners (a related party through common ownership). One agreement was signed by MCG Partners on behalf of the Company, whereby 700,000 shares of common stock were issued from existing shareholders. The Company recorded $360,920 of consulting expense related to this agreement. The second agreement, executed by the Company, resulted in the issuance of 200,000 shares of common stock and $102,000 in consulting expense. As of July 31, 2001 both agreements were terminated.


NOTE 18 - SUBSEQUENT EVENTS
---------------------------

Since the end of the Company's first fiscal year at July 31, 2000, the following events have taken place:

On August 1, 2001, the Company signed a convertible revolving credit agreement with MCG Partners, Inc., a related party, for up to $100,000. Interest will be equal to the prime rate and both principal and interest are due in full on December 31, 2001. The Company issued 1,500,000 shares of common stock to execute the agreement. The principal balance is convertible into common stock based on 75% of the five day average closing bid on the five days preceding the conversion.