Form 10QSB
period 2001-10-31
TRAVLANG INC
filed 2001-12-17
CIK 742686

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10Q-SB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2001

[ ] Transition report under Section 13 or 15(d) of the Exchange Act for the Transition Period from ________ to ________.

                         Commission file number 0-14026

                                 TRAVLANG, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Delaware                                             13-3174562
---------------------------------                      -------------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

       7000 West Palmetto Park Road, Suite 501, Boca Raton, Florida 33433
 -------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (561) 620-9202
                             ----------------------
                (Issuer's Telephone Number, Including Area Code)


                        --------------------------------
                        (Former Name, Former Address and
                Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X      No
                                                          -----      ------

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceedings During the Preceding Five Years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes       No
   ------    ------

     Number of common stock outstanding as of December 17, 2001: 14,711,934

                                      INDEX

PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheet as of October 31, 2001

                  Condensed Consolidated Statements of Operation for the three -month periods ended October 31, 2001 and 2000

                  Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2001 and 2000

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

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

TRAVLANG, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF OCTOBER 31, 2001
(UNAUDITED)
================================================================================

                                     ASSETS
                                     ------

                                                     October 31,
                                                        2001
                                                      --------
Current assets:
    Cash and cash equivalents                         $  6,816
    Accounts receivable, net                            15,044
    Deferred management fees                           157,885
    Other current assets                                17,173
                                                      --------
           Total current assets                        196,919
                                                      --------

Property and equipment, net                             13,605
                                                      --------

Other assets:
    Notes receivable, related party                     10,000
    Investment in common stock                         299,278
    Deposits                                             3,000
    Goodwill, net                                      177,750
                                                      --------
           Total other assets                          490,028
                                                      --------

           Total assets                               $700,552
                                                      ========




     See accompanying notes to condensed consolidated financial statements.

TRAVLANG, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF OCTOBER 31, 2001
(UNAUDITED)
================================================================================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                            October 31,
                                                                               2001
                                                                           ------------
Current liabilities:
    Accounts payable                                                       $      3,700
    Accrued expenses                                                             77,705
    Loans payable, related parties                                               35,000
    Notes payable                                                                15,000
                                                                           ------------
           Total current liabilities                                            131,405
                                                                           ------------


Commitments and contingencies                                                        --

Stockholders' equity:
    Preferred stock, $1.00 par value, 5,000,000 shares authorized,
      -0- shares issued and outstanding                                              --
    Common stock, $0.01 par value, 50,000,000 shares authorized,
      14,711,934 shares issued and outstanding                                  147,119
    Additional paid in capital                                               15,533,145
    Subscription receivable                                                     (71,308)
    Accumulated deficit                                                     (15,039,809)
                                                                           ------------
           Total stockholders' equity                                           569,147
                                                                           ------------

           Total liabilities and stockholders' equity                      $    700,552
                                                                           ============










     See accompanying notes to condensed consolidated financial statements.

TRAVLANG, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000
(UNAUDITED)
================================================================================


                                                               Three Months Ended October 31,
                                                            -----------------------------------
                                                                2001                  2000
                                                            ------------          ------------
Revenues earned                                             $     50,406          $    104,757

Cost of goods sold                                                15,477                48,500
                                                            ------------          ------------

Gross profit                                                      34,929                56,257
                                                            ------------          ------------

Operating expenses:
    General and administrative expenses                           85,981               204,245
    Depreciation and amortization                                  1,640                83,118
    Stock compensation for services                              187,125                15,501
                                                            ------------          ------------
       Total operating expenses                                  274,746               302,864
                                                            ------------          ------------

Other income (expense):
    Interest expense                                                (536)                 (250)
    Interest income                                                   --                 2,909
                                                            ------------          ------------
       Total other income (expense)                                 (536)                2,659
                                                            ------------          ------------

Net loss                                                        (240,353)             (243,948)
                                                            ------------          ------------

Net income (loss) applicable to common shareholders         $   (240,353)         $   (243,948)
                                                            ============          ============

Basic and diluted loss per share                            $      (0.02)         $      (0.02)
                                                            ============          ============

Weighted average shares outstanding                           14,693,455            10,711,815
                                                            ============          ============





     See accompanying notes to condensed consolidated financial statements.

TRAVLANG, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000
(UNAUDITED)
================================================================================

                                                            Three Months Ended October 31,
                                                            ------------------------------
                                                              2001               2000
                                                            ---------          ---------
Cash flows from operating activities:
    Net (loss)                                              $(240,353)         $(255,036)
    Adjustments to reconcile net (loss) to
      net cash used by operating activities:
       Depreciation and amortization                            1,640             83,118
       Common stock and options issued for services           187,125             15,501
       Equity in losses of subsidiary                              --             11,088
    Changes in operating assets and liabilities,
      net of effects from acquisitions:
       Increase (decrease) in:
           Accounts receivables                                (4,187)           (68,424)
           Prepaid expenses                                      (200)               463
       Increase (decrease) in:
           Accounts payable                                   (13,610)             1,965
           Accrued expenses                                    27,922             16,100
                                                            ---------          ---------
Net cash used in operating activities                         (41,663)          (195,225)
                                                            ---------          ---------

Cash flows from investing activities:
    Change in notes receivable                                     --            (91,000)
    Purchases of property and equipment                        (1,358)           (10,446)
                                                            ---------          ---------
Net cash used in investing activities                          (1,358)          (101,446)
                                                            ---------          ---------

Cash flows from financing activities:
    Common stock issued for cash                                   --            106,198
    Costs of issuance of common stock                              --             (2,780)
    Proceeds from loans payable                                35,000                 --
    Payments on loans payable                                      --             (7,500)
                                                            ---------          ---------
Net cash provided by financing activities                      35,000             95,918
                                                            ---------          ---------

Net increase (decrease) in cash                                (8,021)          (200,753)

Cash at beginning of period                                    14,837            276,980
                                                            ---------          ---------

Cash at end of period                                       $   6,816          $  76,227
                                                            =========          =========



     See accompanying notes to condensed consolidated financial statements.

TRAVLANG, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Description of Company
----------------------

Travlang, Inc. (formerly iiGroup, Inc.) is a publicly traded technology company whose core business is in its wholly owned subsidiary, Travlang.com. Travlang.com, a foreign language and travel website, was acquired by iiGroup, Inc. in January 2000. Travlang.com offers foreign language and travel information, products and services through the Internet. Travlang, Inc. also holds equity positions in several other companies. The name of the Company was changed on April 23, 2001 to reflect the Company's decision to focus on Travlang.com.

When we use the terms "Travlang", the "Company", "we" or "us" or other similar terms, we mean Travlang, Inc., and any predecessor company, and each of our subsidiaries and affiliated companies unless otherwise specified or described.

Significant Accounting Policies
-------------------------------

The accounting policies followed by the Company are set forth in Note 3 to the Company's financial statements included in its Annual Report on Form 10-KSB for the fiscal year ended July 31, 2001.

New Accounting Pronouncements
-----------------------------

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations, was issued by the Financial Accounting Standards Board and is effective for companies with fiscal years beginning after June 15, 2002. The statement requires entities to recognize asset retirement obligations at their fair value--the amount at which an informed willing party would agree to assume the obligation. The Company expects to adopt SFAS No. 143 effective August 1, 2002. The Company does not expect SFAS No. 143 will have a material effect on the consolidated financial statements.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 also supercedes the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 is intended to establish one accounting model for long-lived assets to be disposed of by sale and to address significant implementation issues of SFAS No. 121. The Company expects to adopt SFAS No. 144 effective October 1, 2001. The Company does not expect SFAS No. 144 will have a material effect on the consolidated financial statements.


NOTE 2:  INTERIM FINANCIAL STATEMENTS
-------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB of the Securities and Exchange Commission rules and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which are of a normal recurring nature) considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. All significant intercompany accounts and transactions have been eliminated. These interim financial statements should be read in conjunction with the Company's audited financial statements and accompanying footnotes included on Form 10-KSB for the fiscal year ended July 31, 2001.

TRAVLANG, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


NOTE 3:  GOING CONCERN - UNCERTAINTY
------------------------------------

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses and negative cash flows from operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

There can be no assurance that the Company will be able to successfully implement its plans, or if such plans are successfully implemented, that the Company will achieve its goals. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 4:  NOTES PAYABLE
----------------------

On August 1, 2001, the Company signed a convertible revolving credit agreement with MCG Partners, Inc., a related party, for up to $100,000. Interest will be equal to the prime rate and both principal and interest are due in full on December 31, 2001. The Company issued 1,500,000 shares of common stock to execute the agreement. The principal balance is convertible into common stock based on 75% of the five-day average closing bid on the five days preceding the conversion. As of October 31, 2001, the Company received $35,000 from the revolving credit.

The Company has three 6% notes payable, which are reflected in the balance sheet line item Notes payable for an aggregate amount of $15,000. Accrued interest payable as of October 31, 2001 is $1,125. The notes were due on September 30, 2001. Subsequent to October 31, 2001, the note holders agreed to convert their notes into an aggregate of 337,000 shares of common stock at a conversion rate of $.05 per share.

NOTE 5: SHAREHOLDERS' EQUITY
----------------------------

During the quarter ended October 31, 2001, the Company issued 1,550,000 shares of common stock for services. As of October 31, 2001, the Company recorded approximately $153,000 of stock compensation expense related to these issuances.

Subscriptions receivable consists of prepaid consulting fees and prepaid legal fees. Consulting services received for stock are capitalized and amortized over the term of the agreement, not to exceed one year, on a straight-line basis. The value of the consulting services is determined based on the Company's stock price on the effective date of the agreement. At October 31, 2001, the Company had $67,211 of unamortized subscriptions receivable.

The Company executed a consulting agreement on August 1, 2001 with a third party for a two-year term. The Company issued 100,000 stock options and will pay $100 per month for the services rendered. The options were valued using the Black Scholes option-pricing model for a fair value of $9,000, of which $7,875 of deferred compensation expense was recorded in the subscription receivable line of shareholders' equity. The deferred compensation is being amortized over the life of the agreement.

NOTE 6: DEFERRED MANAGEMENT FEES
--------------------------------

Effective January 1, 2001, Travlang entered into an agreement with TargitMail to provide deferred management fees for the period from January 1, 2001 through April 30, 2001 for a fee of $300,000. These services primarily were management services provided by Travlang employees while assuming interim executive roles at TargitMail. Payment for the services is to be in the form of email marketing/ advertising to be provided to the Company through August 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         Forward-Looking Statements. When used in this report, press releases and elsewhere by our management, we describe important factors, among others, that could cause actual results to differ from those indicated in forward-looking statements made in this document. Certain of our statements contain some forward-looking statements made in this document. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as anticipate, estimate, expect, project, intend, plan, believe, and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular these include statements relating to our anticipated operating results and our anticipated cash flow and to future actions, future performance or results of current and anticipate sales and marketing efforts, expenses, the outcome of contingencies, and other financial results. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Any or all of our forward-looking statements in this document and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Among the factors that could cause actual results to differ materially include the ability of the Company to meet its working capital and liquidity needs, the status of relations between the Company, its primary customers and distributors, the availability of funding, unanticipated changes in the U.S. and international economies, business conditions and growth in e-commerce and the timely development and acceptance of new products, the impact of competitive products and pricing, and other risks detailed from time to time in the Company's SEC reports. Certain of these factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Actual future results may vary materially. We undertake no obligations to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future filings with the SEC.

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

Overview

         The Company's primary operating business is Travlang.com, an Internet foreign language and travel website. Travlang.com is a foreign language and travel website that has existed for nearly six years. Travlang is a World Wide Web presence offering foreign language and travel information, products and services. With no advertising, Travlang has become a leading portal on the World Wide Web, serving over 9,000,000 pages per month and hosting 2.500,000 visitors per month, of which over 1,000,000 are unique. Travlang draws visitors from all over the world and from all walks of life. Travlang has achieved these high levels of traffic and diversity of audience due to the uniqueness of its content. The four main language content offerings are Travlang's Foreign Languages for Travelers in 74 languages. Travlang's Translating Dictionaries, Travlang's Word of the Day e-mail, and Travlang's downloadable vocabulary/dictionary files.

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

         Page views for Travlang have increased from 4.5 million in 1996 to over 100 million (estimated) in 2001. Total visitors have increased from 2.4 million in 1996 to a projected 28 million in 2001. One-quarter to one-third of the visitors are unique. Total requests (hits) are projected to be over 500 million in 2001, up from 41 million in 1996 and 350 million in 2000.

         To date Travlang, Inc. has

         -     purchased Travlang.com,

         - invested in TargitInteractive, Inc, a former website for the sale of gourmet food, wine and cookware that now operates as an interactive marketing company,

         - acquired an interest in SBN.com, an Internet Yellow Pages company that caters to traditional as well as pure Internet companies, and

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

          In August 2001, Travlang signed a letter of intent to acquire TraveLink, Inc., a national travel agency selling travel via telephone and Internet. This letter of intent expired subsequent to due diligence conducted by Travlang's management.

Financial Condition

            The Company decreased its allowance for doubtful accounts from $9,224 to zero due to the write off of certain receivables. The Company believes that the current accounts receivable balance is fully collectible.

The net change in accounts payable and accrued expenses of approximately $14,500 is primarily due to the accrual for monthly consulting fees of MCG Partners of $22,500, less the reduction in office expense invoices of approximately $13,600 due to the assumption of the majority of shared office expenses by MCG Partners. The Company has an agreement with MCG to pay $2,500 per month for their portion of the shared expense.

Additionally, the Company has executed a revolving credit loan with MCG for up to $100,000, which is due December 2001. As of October 31, 2001, MCG has loaned the Company $35,000.

Results of Operations

         The discussion and analysis set forth below is for the three months ended October 31, 2001 and October 31, 2000. It should be read in conjunction with our Financial Statements and the related Notes thereto appearing elsewhere in this quarterly report.

         Net sales for the three months ended October 31, 2001 decreased by $54,352 to $50,406 from $104,758 for the three months ended October 31, 2000. The decrease is primarily due to terminated contracts to provide management fees to third parties ($45,000) and a decrease in advertising rates and revenues of $9,352.

         Cost of goods sold for the three months ended October 31, 2001 decreased by $33,023 to $15,477 from $48,500 for the three months ended October 31, 2000. The decrease in cost of sales was primarily due to a decrease in and elimination of advertising commissions.

         Gross profit for the three months ended October 31, 2001 was $34,929 or 69% of net sales, compared to $56,257 or 54% of net sales for the three months ended October 31, 2000.

         Depreciation and amortization for the three months ended October 31, 2001 was $1,640 compared to $83,118 for the three months ended October 31, 2000. The decrease was due to the early adoption of FAS 142, Goodwill and Other Intangible Assets, which discontinues the amortization of goodwill and instead requires periodic analysis for impairment . At October 31, 2001, the Company did not find the goodwill to be impaired.

         General and administrative expenses were $85,981 for the three months ended October 31, 2001, compared with $204,245 for the three months ended October 31, 2000. The decrease in the general and administrative expenses was due to the assumption of substantially all of the general overhead expenses by MCG Partners, a related party that shares office space with the Company. An agreement was executed on August 1, 2001between the two parties, whereby Travlang will reimburse MCG $2,500 per month for a portion of the shared office expenses. In the three months ended October 31, 2001, the Company had a non-cash charge of $187,125 for issuance of stock for compensation.

         The Company's interest expense was $536 as compared with $250 for the three months ended October 31, 2000. The increase in interest expenses was primarily due to loans by related parties.

         As a result of the foregoing, the Company's net loss for the three months ended October 31, 2001 was $240,353 compared to a net loss of $243,948 for the three months ended October 31, 2000.

Liquidity and Capital Resources

         The Company has limited expenditures in many areas, including discretionary expenditures, in order to focus our resources in what we believe are the most promising areas of the Company's business. However, there can be no assurance that we will have sufficient funds to carry out these plans or to remain in business. Although Travlang has sufficient resources to carry out its business plan for the remainder of this fiscal year, there can be no assurance that Travlang will be successful in meeting its long-term liquidity requirements. Resources available to Travlang include monies from the MCG Loan, and monies from sale of TargitInteractive and company stock.The Company experienced a loss from operations in fiscal 2001 and the first three months of fiscal 2002. Our liquidity needs could exceed the amount of equity or debt financing that the Company may be able to obtain.

       For the three months ended October 31, 2001, the Company used $41,663 in operations, which was primarily funded by the revolving credit line from MCG Partners.

       The Company is actively seeking business opportunities that will expand its business lines and revenues and is focusing on increasing its current core business. Specifically in the area of foreign language, the company is looking for opportunities in the areas of translation services, publication of educational and reference materials, educational products and services and language-related software.

       In addition to the foreign language area, the company is seeking to expand its lines of business by providing www and e-commerce services, acquiring www content and content providers.

       The Company may utilize cash derived from the sales of equity securities, debt securities or bank or other borrowings or a combination thereof as consideration in effecting future acquisitions, joint ventures or investments. The Company expects that if market conditions permit, it will be able to sell some of its TargitInteractive, Inc. stock, which has a current market value of approximately $200,000. Also, Travlang will, in all likelihood, issue additional shares in connection with the consummation of transactions. To the extent that such additional shares are issued, dilution of the interests of the Company's shareholders will occur.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K

         None.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:    December  17, 2001               Travlang, Inc.

                                          By: /s/ Howard Brummer
                                              ---------------------------------
                                              Howard Brummer, President and
                                              Chief Executive Officer