Form 10QSB
period 2002-01-31
TRAVLANG INC
filed 2002-03-18
CIK 742686

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2002

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to ______

                         Commission file number 0-30474

                                 Travlang, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                    Delaware
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   13-3174562
                        ---------------------------------
                        (IRS Employer Identification No.)

        7000 W. Palmetto Park Road, Suite 501, Boca Raton, Florida 33433
               ---------------------------------------------------
                    (Address of principal executive offices)

                                  561-620-9202
                           ---------------------------
                           (Issuer's telephone number)

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

         Yes (x) No ( )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of March 11, 2002 the registrant had issued and outstanding 24,375,001 shares of common stock. Transitional Small Business Disclosure Format (check one);

         Yes ( ) No (x)

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                                 TRAVLANG, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             AS OF JANUARY 31, 2002

                                     ASSETS
                                     ------

                                                                              January 31, 2002
                                                                              ----------------
Current assets:
   Cash and cash equivalents                                                    $     13,332
   Accounts receivable, net                                                           18,189
   Deferred management fees                                                          157,885
   Other current assets                                                               16,973
                                                                                ------------
         Total current assets                                                        206,379
                                                                                ------------
Property and equipment, net                                                           12,544
                                                                                ------------
Other assets:
   Investment in common stock                                                        189,278
   Deposits                                                                            3,000
   Goodwill, net                                                                     177,750
                                                                                ------------
         Total other assets                                                          370,028
                                                                                ------------
         Total assets                                                           $    588,952
                                                                                ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                              January 31, 2002
                                                                              ----------------
Current liabilities:
   Accounts payable                                                             $      6,246
   Accrued expenses                                                                  109,622
   Loans payable, related parties                                                     50,000
                                                                                ------------
         Total current liabilities                                                   165,867

Commitments and contingencies                                                             --

Stockholders' equity:
   Preferred stock, $1.00 par value, 5,000,000 shares authorized,
     -0- shares issued and outstanding                                                    --
   Common stock, $0.01 par value, 50,000,000 shares authorized,
     15,348,934 shares issued and outstanding                                        153,489
   Additional paid in capital                                                     15,561,125
   Subscription receivable                                                           (37,183)
   Accumulated deficit                                                           (15,254,347)
                                                                                ------------
         Total stockholders' equity                                                  423,084
                                                                                ------------
         Total liabilities and stockholders' equity                             $    588,952
                                                                                ============


The accompanying notes are an integral part of these condensed consolidated financial statements

                                 TRAVLANG, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             AS OF JANUARY 31, 2002

                                                      Six Months Ended January 31,
                                                      ----------------------------
                                                          2002             2001
                                                      ------------    ------------
Revenues earned                                       $     93,973    $    129,714

Cost of goods sold                                          27,978          44,121
                                                      ------------    ------------

Gross profit                                                65,995          85,593
                                                      ------------    ------------
Operating expenses:
    General and administrative expenses                    159,794         571,193
    Depreciation and amortization                            3,242         166,257
    Stock compensation for services                        236,250         184,251
                                                      ------------    ------------
       Total operating expenses                            399,285         921,701
                                                      ------------    ------------
Other income (expense):
    Interest expense                                        (1,600)           (300)
    Impairment of investment                              (110,000)             --
    Loss on notes receivable                               (10,000)       (364,249)
    Interest income                                             --           2,909
    Forgiveness of debt                                         --          97,500
                                                      ------------    ------------
       Total other income (expense)                       (121,600)       (264,140)
                                                      ------------    ------------

Net loss                                                  (454,890)     (1,100,248)
                                                      ------------    ------------

Net income (loss) applicable to common shareholders   $   (454,890)   $ (1,100,248)
                                                      ============    ============

Basic and diluted loss per share                      $      (0.03)   $      (0.10)
                                                      ============    ============

Weighted average shares outstanding                     14,769,294      10,978,634
                                                      ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements

                                 TRAVLANG, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             AS OF JANUARY 31, 2002


                                                        Three Months Ended January 31,
                                                        -----------------------------
                                                            2002            2001
                                                        ------------    ------------

Revenues earned                                         $     43,567    $     24,956

Cost of goods sold                                            12,501          11,746
                                                        ------------    ------------

Gross profit                                                  31,066          13,210
                                                        ------------    ------------

Operating expenses:
             General and administrative expenses              73,813         350,572
             Depreciation and amortization                     1,602          83,139
             Stock compensation for services                  49,125         168,750
                                                        ------------    ------------
                         Total operating expenses            124,540         602,461
                                                        ------------    ------------

Other income (expense):
             Interest expense                                 (1,064)           (300)
             Impairment of investment                       (110,000)             --
             Loss on notes receivable                        (10,000)       (364,249)
             Interest income                                      --              --
             Forgiveness of debt                                  --          97,500
                                                        ------------    ------------
                         Total other income (expense)       (121,064)       (267,049)
                                                        ------------    ------------

Net loss                                                    (214,537)       (856,300)
                                                        ============    ============

Net income (loss) applicable to common shareholders     $   (214,537)   $   (856,300)
                                                        ============    ============

Basic and diluted loss per share                        $      (0.01)   $      (0.08)
                                                        ============    ============

Weighted average shares outstanding                       14,849,161      11,215,887
                                                        ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements

                                 TRAVLANG, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             AS OF JANUARY 31, 2002


                                                        Six Months Ended January 31,
                                                        ----------------------------
                                                            2002               2001
                                                         ---------          ---------
Net cash used in operating activities                      (62,605)          (836,132)
                                                         ---------          ---------

Cash flows from investing activities:
    Change in notes receivable                              10,000            253,249
    Purchases of property and equipment                     (1,900)            (1,265)
                                                         ---------          ---------
Net cash provide by (used in) investing activities           8,100            251,984
                                                         ---------          ---------

Cash flows from financing activities:
    Common stock issued for cash                             3,000            573,950
    Costs of issuance of common stock                           --             (2,782)
    Proceeds from loans payable                             50,000                 --
    Payments on loans payable                                   --            (12,500)
                                                         ---------          ---------
Net cash provided by financing activities                   53,000            558,668
                                                         ---------          ---------

Net increase (decrease) in cash                             (1,505)           (25,480)

Cash at beginning of period                                 14,837            276,980
                                                         ---------          ---------
Cash at end of period                                    $  13,332          $ 251,500
                                                         ---------          ---------


The accompanying notes are an integral part of these condensed consolidated financial statements

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

In March 2002, the Company acquired Sec2Wireless, Inc. in exchange for Series B Preferred Stock that is convertible into 100,000,000 shares of common stock, or 80% of the Company.

NOTE 2:  INTERIM FINANCIAL STATEMENTS
-------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB of the Securities and Exchange Commission rules and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, (consisting of normal recurring accruals and the write-down of certain investments) have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. All significant intercompany accounts and transactions have been eliminated. These interim financial statements should be read in conjunction with the Company's audited financial statements and accompanying footnotes included on Form 10-KSB for the fiscal year ended July 31, 2001.

NOTE 3:  GOING CONCERN - UNCERTAINTY
------------------------------------

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses and negative cash flows from operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

As a result of the acquisition of Sec2Wireless, the Company's focus has changed, which has resulted in different funding needs. (See Note 7)

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

NOTE 4:  AVAILABLE-FOR-SALE SECURITIES
--------------------------------------

The Company recorded an impairment loss for its investment in common stock of $110,000 for the six months ended January 31, 2002.

NOTE 5:  NOTES PAYABLE
----------------------

On August 1, 2001, the Company signed a convertible revolving credit agreement with MCG Partners, Inc., a related party, for up to $100,000. Interest will be equal to the prime rate and both principal and interest were due in full on December 31, 2001. As consideration for the agreement, the Company issued 1,500,000 shares of common stock to execute the agreement. The principal balance is convertible into common stock based on 75% of the five-day average closing bid on the five days preceding the conversion. As of January 31, 2002, the Company had received $50,000 under the revolving credit line. Subsequent to January 31, 2001, the note holder converted the note into an aggregate of 854,022 shares of common stock at a conversion rate of $.06 per share.

NOTE 6: SHAREHOLDERS' EQUITY
----------------------------

The Company had three 6% notes payable with an aggregate principal amount of $15,000. Accrued interest payable was $1,350 at October 31, 2001. The notes were due on September 30, 2001. During January 2002, the note holders converted the notes into an aggregate of 337,000 shares of common stock at a conversion rate of $.05 per share.

On November 1, 2001 the Company issued options to acquire 300,000 shares of its common stock to the president of the Company for $.01 per share. The options were valued using the Black Scholes option-pricing model for a fair value of $15,000. During January 2002 the options were exercised for $3,000.

Subscriptions receivable consists of prepaid consulting fees and prepaid legal fees. Consulting services received for stock are capitalized and amortized over the term of the agreement, not to exceed one year, on a straight-line basis. The value of the consulting services is determined based on the Company's stock price on the effective date of the agreement. At January 31, 2002, the Company had $30,433 of unamortized subscriptions receivable.

The Company executed a consulting agreement on August 1, 2001 with a third party for a two-year term. The Company issued 100,000 stock options and will pay $100 per month for the services rendered. The options were valued using the Black Scholes option-pricing model for a fair value of $9,000, of which $6,750 of deferred compensation expense was recorded in the subscription receivable line of shareholders' equity. The deferred compensation is being amortized over the life of the agreement. Subsequent to January 31, 2002, the Company issued 10,000 shares of stock to cancel these warrants resulting in no additional expense to the Company.

NOTE 7: SUBSEQUENT EVENTS
-------------------------

Subsequent to January 31, 2002, the Company issued 3,087,044 shares of common stock for payment of accrued expenses to MCG Partners, a related party, at a conversion rate of $.03 per share. The expenses were incurred related to a management agreement with MCG Partners entered into in April 2001.

On March 5, 2002 the Company acquired all of the outstanding common stock of Sec2 Wireless. For accounting purposes, the acquisition will be treated as an acquisition of the Company by Sec2 Wireless and as a recapitalization of Sec2 Wireless. The Sec2 Wireless shareholders will own 80% of the issued and issuable outstanding common stock of the Company. These common shares will be issuable upon conversion of Series B preferred stock issued to Sec2 Wireless as part of this transaction. The Company will spin off the existing Travlang.com, Inc. business to the Company's shareholders of record on March 13, 2002, by way of a dividend. The Company incurred fees of 5% in connection with this acquisition, which was paid in 6,250,000 warrants to purchase common shares of stock to MCG Partners, Inc., a related party. These warrants were converted into 5,625,000 shares of common stock. The Company also issued 2,000,000 shares of common stock for payment of legal fees to Sec2Wireless' counsel.

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

Overview

         On January 14, 2000, the Company purchased the assets of Travlang.com, Inc., an Internet foreign language and travel website, from TargitInteractive, Inc. (OTC:BB:TGIT) f/k/a GourmetMarket, Inc., a publicly-traded related party. Travlang.com is a foreign language and travel website that has existed for nearly six years. It operates on the World Wide Web under the name Travlang.com. Travlang is a World Wide Web presence offering foreign language and travel information, products and services. With no advertising, Travlang has become a leading portal on the World Wide Web, serving over 9,000,000 pages per month and hosting 2.500,000 visitors per month, of which over 1,000,000 are unique.

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

         On January 21, 2002, Travlang signed a Stock Purchase Agreement with Sec2 Wireless, Inc. Sec2 is a company that has developed a state-of-the-art technology for centralized user authentication and monitoring which provides in a single design the ability to recognize a person's identity. Pursuant to the terms of the Agreement, on March 5, 2002, Travlang issued 80% of its outstanding capital stock to the stockholders of Sec2 Wireless. The Company issued 100,000 shares of Series B Preferred Stock that will be convertible into 100,000,000 shares of common stock upon amendment of the certificate of incorporation to provide for additional common stock.

         The Company intends to file a registration statement relating to the spin-off of TL Services, Inc., formerly known as Travlang.com, to its shareholders. As a result of this spin-off, the Company's business will consist of the Sec2Wireless business.

Results of Operations

         The discussion and analysis set forth below is for the six and three months ended January 31, 2002 and January 31, 2001. It should be read in conjunction with our Financial Statements and the related Notes thereto appearing elsewhere in this quarterly report.

Six months ended January 31, 2002 compared to January 31, 2001

         Net sales for the six months ended January 31, 2002 decreased by $35,741 to $93,973 from $129,714 for the six months ended January 31, 2001. The decrease is primarily due to terminated contracts to provide management fees to third parties and a decrease in advertising rates and revenues.

         Cost of goods sold for the six months ended January 31, 2002 decreased by $16,143 to $27,978 from $44,121 for the six months ended January 31, 2001. The decrease in cost of sales was primarily due to a decrease in and elimination of advertising commissions.

         Gross profit for the six months ended January 31, 2002 was $65,995 or 70% of net sales, compared to $85,593 or 66% of net sales for the six months ended January 31, 2001.

         Depreciation and amortization for the six months ended January 31, 2001 was $3,242 compared to $166,257 for the six months ended January 31, 2001. The decrease was due to the early adoption of FAS 142, Goodwill and Other Intangible Assets, which discontinues the amortization of goodwill and instead requires periodic analysis for impairment . At January 31, 2002, the Company did not find the goodwill to be impaired.

         General and administrative expenses were $159,794 for the six months ended January 31, 2002, compared with $571,193 for the six months ended January 31, 2001. The decrease in the general and administrative expenses was due to the assumption of substantially all of the general overhead expenses by MCG Partners, a related party that shares office space with the Company. An agreement was executed on August 1, 2001 between the two parties, whereby Travlang agreed to reimburse MCG $2,500 per month for a portion of the shared office expenses. In the six months ended January 31, 2002, the Company had a non-cash charge of $236,250 for issuance of stock for compensation.

         The Company's interest expense was $1,600 as compared with $300 for the six months ended January 31, 2001. The increase in interest expenses was primarily due to loans by related parties.

         The Company incurred an investment impairment charge of $110,000 for the six months ended January 31, 2002 as it determined to write down the value of its investments in Nucell and SBN Wireless.

         As a result of the foregoing, the Company's net loss for the six months ended January 31, 2002 was $454,890 compared to a net loss of $1,100,248 for the six months ended January 31, 2001.

Three months ended January 31, 2002 compared to January 31, 2001

         Net sales for the three months ended January 31, 2002 increased by $18,611 to $43,567 from $24,956 for the three months ended January 31, 2001. The increase is primarily due to an increase in advertising rates and revenues.

         Cost of goods sold for the three months ended January 31, 2002 increased by $755 to $12,501 from $11,746 for the three months ended January 31, 2001. The increase in cost of sales was primarily due to an increase in advertising commissions.

         Gross profit for the three months ended January 31, 2002 was $31,066 or 71% of net sales, compared to $13,210 or 53% of net sales for the three months ended January 31, 2001.

         Depreciation and amortization for the three months ended January 31, 2002 was $1,602 compared to $83,139 for the three months ended January 31, 2001. The decrease was due to the early adoption of FAS 142, Goodwill and Other Intangible Assets, which discontinues the amortization of goodwill and instead requires periodic analysis for impairment. At January 31, 2002, the Company did not find the goodwill to be impaired.

        General and administrative expenses were $73,813 for the three months ended January 31, 2002, compared with $350,572 for the three months ended January 31, 2001. The decrease in the general and administrative expenses is due to the assumption of substantially all of the general overhead expenses by MCG Partners, a related party that shares office space with the Company. In the three months ended January 31, 2002, the Company also had a non-cash charge of $49,125 for issuance of stock for compensation.

         The Company's interest expense was $1,064 as compared with $300 for the three months ended January 31, 2001. The increase in interest expenses is primarily due to loans from related parties. The Company incurred an investment impairment charge $110,000 for the three months ended January 31, 2002 as it determined to write down the value of its investments in Nucell and SBN Wireless.

         As a result of the foregoing, the Company's net loss for the three months ended January 31, 2002 was $214,537 compared to a net loss of $856,300 for the three months ended January 31, 2001.

Liquidity and Capital Resources

         The Company has limited expenditures in many areas, including discretionary expenditures, in order to focus our resources in what we believe are the most promising areas of the Company's business. However, there can be no assurance that we will have sufficient funds to carry out these plans or to remain in business. There can be no assurance that Travlang will be successful in meeting its long-term liquidity requirements. The Company experienced a loss from operations in fiscal 2001 and the first six months of fiscal 2002. Our liquidity needs could exceed the amount of equity or debt financing that the Company may be able to obtain.

         For the six months ended January 31, 2002, the Company used $62,606 in operations, which was primarily funded by the revolving credit line from MCG Partners.

         The Company may utilize cash derived from the sales of equity securities, debt securities or bank or other borrowings or a combination thereof as consideration in effecting future acquisitions, joint ventures or investments. The Company expects that if market conditions permit, it will be able to sell some of its TargitInteractive, Inc. stock, which has a current market value of approximately $220,000. To the extent that such additional shares are issued, dilution of the interests of the Company's shareholders will occur.

         The Company's liquidity needs are likely to change as a result of the acquisition of Sec2Wireless. To date Sec2Wireless has had limited revenues from operations and has been funded primarily from sales of equity. It expects to receive sales revenues over the next 12 months and in the interim has commitments from some of its shareholders to provide additional funding. Further information on Sec2Wireless will be contained in the Form 8-K to be filed relating to the acquisition.


PART II
OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities

         The Company issued an aggregate of 337,000 shares in cancellation of outstanding notes payable to three former officers.

         The Company issued 300,000 shares to its former president upon the exercise of outstanding stock options.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         In February 2002, the Company filed a Registration Statement on Form S-8 with respect to 5,000,000 shares of common stock, of which 3,000,000 was issued to MCG as payment of fees for the Sec2Wireless transaction and 2,000,000 were issued to Asaf Dor, counsel to Sec2Wireless for payment of services after closing of the transaction in March 2002.

         In March 2002, MCG was issued an aggregate of 3,087,044 shares as payment for accrued fees and expenses. MCG was also issued 2,625,000 restricted shares as payment for its fee.


Item 6.  Exhibits and Reports on Form 8-K

         None.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:    March  14, 2002        Travlang, Inc.

                                By: /s/ Howard Brummer
                                ---------------------------------
                                Howard Brummer, Acting Chief Financial Officer