Form 10QSB
period 2002-06-30
TRAVLANG INC
filed 2002-08-26
CIK 742686

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                   FORM 10-QSB
(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For  the  quarterly  period  ended       June  30,  2002
                                   --------------------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For  the  transition  period  from _______________  to  _______________

                        Commission file number    0-30474

                                 Travlang, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                      13-3174562
----------------------------------          ------------------------------------
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)

                               2 Hashiloach Street
                            Petach Tikva 49170 Israel
--------------------------------------------------------------------------------
   (Address of Principal Executive Offices)                    (Zip Code)

Registrant's Telephone Number, including area
code                                                      011 972 397 10548
                                                      --------------------------

                                     - N/A -
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
   -------     -------

                                TABLE OF CONTENTS


<BTB>
PART  I.   FINANCIAL  INFORMATION                                                       Page

Item  1.   Financial  Statements

           Consolidated Balance Sheet                                                   2

           Consolidated Statement of Deficit Accumulated During Development Stage       3

           Consolidated Statement of Earnings                                           4

           Consolidated Statement of Changes in Shareholders' Equity                    5

           Consolidated Statement of Cash  Flows                                        6

           Notes  to  Consolidated  Financial  Statements                               7

Item  2.     Management  Discussion  and  Analysis  of  Financial  Condition and        12
             Results  of  Operations

PART  II.     OTHER  INFORMATION

Item  1.     Legal Proceedings                                                          14

Item  2.     Changes in Securities and Proceeds                                         14

Item  3.     Default Upon Senior Securities                                             14

Item  4.     Submission of Matters to a Vote of Security Holders                        14

Item  5.     Other  Information                                                         14

Item  6.     Exhibits  and  Reports  on  Form  8-K                                      14

                                 TRAVLANG, INC.
                          Development Stage Enterprise

                           Consolidated Balance Sheet
                                  June 30, 2002
                                    Unaudited

                                                                    Audited
                                                June 30,  June 30,  Dec 31,
                                                  2002     2001      2001
                                                In  thousands  of  dollars
                                              ------------------------------
                                     ASSETS

Current
  Cash and cash equivalents                     $     -   $   107   $   102
  Other receivables and prepaid expenses             56        60        41
                                              ------------------------------

                                                     56       167       143

Capital Assets                                      160       260       206

Goodwill                                            625         -         -
                                              ------------------------------

                                                $   841   $   427   $   349
                                              ==============================
                                  LIABILITIES

Current
  Short term bank credits                       $   113   $    12   $     -
  Convertible loan                                1,715     1,000     1,585
   Accounts payable                                  176        93       156
  Other current liabilities                       1,156     1,067     1,152
                                              ------------------------------

                                                  3,160     2,172     2,893

Severance Pay                                        73        66        71

Convertible Loan                                    250         -         -
                                              ------------------------------

                                                  3,483     2,238     2,964
                                              ------------------------------
SHAREHOLDERS' DEFICIENCY
Capital Stock                                        12        12        12
Paid in Capital                                   2,450     1,572     1,817
Deferred Compensation                               (43)      (31)      (59)
Deficit Accumulated during Development Stage     (5,061)   (3,364)   (4,385)
                                              ------------------------------

                                                 (2,642)   (1,811)   (2,615)
                                              ------------------------------

                                                $   841   $   427   $   349
                                              ==============================

                                 TRAVLANG, INC.
                          Development Stage Enterprise

     Consolidated Statement of Deficit Accumulated During Development Stage

                      Six Month Period Ended June 30, 2002

                                    Unaudited

                                                                Audited
                                           June 30,   June 30,   Dec 31,
                                                2002     2001     2001
                                              In  thousands  of  dollars
                                             -----------------------------

Deficit Accumulated during Development Stage
 - beginning of period                        $(4,385)  $(1,554)  $(1,554)

Net loss                                         (676)   (1,810)   (2,831)
                                             -----------------------------
Deficit Accumulated during Development Stage
 - end of period                              $(5,061)  $(3,364)  $(4,385)
                                             =============================

                                 TRAVLANG, INC.
                          DEVELOPMENT STAGE ENTERPRISE

                       Consolidated Statement of Earnings

                      Six Month Period Ended June 30, 2002

                                    Unaudited



                                                             Audited
                                                          Year Ended
                                        June 30,  June 30,    Dec 31,
                                           2002       2001       2001

                                        In  thousands  of  dollars
                                     --------------------------------
Expenses
  Research and development              $  332     $   882    $ 1,374
  Marketing                                147         463        547
  General and administrative               202         464        826
  Financial expense                        105           7         90
                                     --------------------------------
                                           786       1,816      2,837
Financial Income                          (110)         (6)        (6)

Net Loss                                $ (676)    $(1,810)   $(2,831)
                                     ================================

Basic and diluted net loss per share     (0.05)      (0.15)     (0.23)

                                 TRAVLANG, INC.
                          Development Stage Enterprise
                  Statement of Changes in Shareholders' Equity

                      Six Month Period Ended June 30, 2002
                                    Unaudited


                                                                                   Additional                                Total
                                                                                     Paid  in  Deferred   Accumulated Shareholders'
                                           Common  Shares       Preferred  Shares     Capital  Compensation   Deficit       Equity
                                        -------------------------------------------------------------------------------------------
                                              Number  of    Share   Number  of     Share
                                                  Shares  Capital       Shares   Capital
                                        -------------------------------------------------------------------------------------------
For the year ended December 31, 2001:
(Audited)
Balance as at January 1, 2001                 10,000,000     10     1,512,513      2     1,611     (50)      (1,554)          19
Common shares issued                             475,338      -             -      -       163       -            -          163
Preferred shares issued                                -      -             -      -         -       -            -            -
Deferred compensation                                  -      -       907,678      -        58     (58)           -            -
Amortization of deferred compensation                  -      -             -      -       (15)     49            -           34
Net loss for the period                                -      -             -      -         -       -       (2,831)      (2,831)
                                        -------------------------------------------------------------------------------------------
Balance at December 31, 2001                  10,475,338     10     2,420,191      2     1,817     (59)      (4,385)      (2,615)

For the six month period ended June, 30, 2002
Balance at January 1, 2002                    10,475,338     10     2,420,191      2     1,817     (59)      (4,385)      (2,615)
Common shares issued                           1,520,891      -             -      -       633       -            -          633
Conversion of preferred shares to
common shares                                  2,420,191      2    (2,420,191)    (2)        -       -            -            -
Amortization of deferred compensation                  -      -             -      -         -      16            -           16
Net loss for the period                                -      -             -      -         -       -         (676)        (676)
                                        -------------------------------------------------------------------------------------------
Balance as at June 30, 2002                     14,416,420   12             -      -     2,450     (43)      (5,061)      (2,642)
                                        ===========================================================================================
For the six month period ended June 30, 2001
Balance at January 1, 2001                      10,000,000   10     1,512,513      2     1,611     (50)      (1,554)          19
Deferred compensation                                    -    -             -      -         5      (5)           -            -
Amortization of deferred compensation                    -    -             -      -         -      24            -           24
Issuance costs                                           -    -             -      -       (44)      -            -          (44)
Net loss for the period                                  -    -             -      -         -       -       (1,810)      (1,810)
                                        -------------------------------------------------------------------------------------------
Balance as at June 30, 2001                     10,000,000   10     1,512,513      2     1,572     (31)      (3,364)      (1,811)
                                        ===========================================================================================

                                 TRAVLANG, INC.
                          Development Stage Enterprise

                      Consolidated Statement of Cash Flows

                      Six Month Period Ended June 30, 2002

                                    Unaudited


                                                                Audited
                                                             Year Ended
                                           June 30,  June 30,    Dec 31,
                                              2002       2001       2001
                                            In  thousands  of  dollars
                                          ------------------------------
Cash Flows from Operating Activities
  Net loss                                   $(676)  $(1,810)   $(2,831)
  Adjustments for non-cash working capital:
    Amortization                                47        59        115
    Amortization of deferred compensation       16        19         49
                                          ------------------------------

                                              (613)   (1,732)   (2,667)
  Changes in non cash working capital
    Other receivables and prepaid expenses     (15)       25         44
    Accounts payable                           (30)     (149)       (86)
    Other current liabilities                    4       471        560
    Provisions for severance pay                 2        48         49
                                          ------------------------------

                                              (652)   (1,337)    (2,100)


Cash Flows from Investing Activities
    Additions of capital assets                 (1)      (29)       (31)
                                          ------------------------------
Cash Flows from Financing Activities
    Short term bank credits                    113        12          -
    Convertible long term loan received        250         -          -
    Issuance of shares                          58       (39)       148
    Convertible loan received                  130     1,000      1,585
                                           ------------------------------

                                               551       973      1,733
                                           ------------------------------

Net Decrease in Cash                          (102)     (393)      (398)

Cash - beginning of  period                    102       500        500
                                           ------------------------------

Cash - end of period                         $   -   $   107    $   102

                                 TRAVLANG, INC.
                          Development Stage Enterprise

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

                                    Unaudited
1.   Going  Concern  Assumption

     The financial statements have been prepared on a going concern basis, which contemplates the satisfaction of the liabilities in the normal course of business. As shown in the financial statements the Company has incurred net loses and negative cash flows from operations since its inception. Working capital deficiency as at June 30, 2002 and losses for the period then ended, amounting to approximately $3,104,000 and $ 676,000, respectively.

     The Company requires additional funding to cover working capital requirements and debt repayments. To address these funding requirements, the Company continues to raise capital through private share placings.

     There is uncertainty associated with the ability of the Company to raise funds as described above. The Company faces a number of business risks, including uncertainties regarding demand and market acceptance of the Company's product, the effect of technological changes, competition, dependence on proprietary technology and the continued development of the products. Accordingly, these consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern. If the going concern assumption were not appropriate, adjustments would be necessary to the carrying values of assets and liabilities, the expenses, and the balance sheet classifications used, and such adjustments could be material.

2.   Summary  of  Significant  Accounting  Policies

     General

     The Company is a development stage enterprise which operates in the United States and in Israel through its wholly owned subsidiary, Sec2Wireless Israel Ltd. The principle business activities of the Company are research and development in the field of wireless security technologies of software products and initiating commercial relations with potential customers. The Company has not yet commenced its production and sales activities.
     Accordingly, the financial statements of the Company are prepared in conformity with the reporting standards set by FAS No. 7 "Accounting and Reporting by Development Stage Enterprises".

                                 TRAVLANG, INC.
                          Development Stage Enterprise

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

                                    Unaudited

2.   Summary  of  Significant  Accounting  Policies  (Cont'd.)

     Interim  Financial  Information

     The accompanying unaudited consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B promulgated by the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2001. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of results of operations to be expected for the full year.

     Basis  of  Consolidation

     These consolidated financial statements include the accounts of the Company, its wholly owned subsidiary, Sec2wireless Inc., and its wholly owned subsidiary, Sec2Wireless Israel Ltd., after elimination of all intercompany transactions and balances.

     Cash  and  Cash  Equivalents

     Cash and cash equivalents include cash and highly-liquid investments with original maturities of 90 days or less.

     Capital  Assets  and  Amortization

     Capital assets are stated at cost. Amortization, based on the estimated useful lives of the assets, is provided using the undernoted annual rates and methods:

               Computer  equipment  and  software     33%     Straight-line
               Electronic  equipment                  15%     Straight-line
               Office  furniture                       6%     Straight-line
               Leasehold  improvements        Lease  term     Straight-line

     Additions during the year are amortized at the normal rate prorated to reflect the period of use during the year.

     Research  and  Development

     The  Company  expenses  research  and  development  costs  as  incurred.

                                 TRAVLANG, INC.
                          Development Stage Enterprise

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

                                    Unaudited

2.   Summary  of  Significant  Accounting  Policies  (Cont'd.)

     Stock-based  Compensation

     The Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 123, "Accounting for
     Stock-Based Compensation", in October 1995. This accounting standard permits the use of either a fair value based method of accounting or the method prescribed in Accounting Principles Board Opinion 25 ("APB 25"), "Accounting for Stock Issued to Employees" to account for stock-based compensation arrangements. In accordance with APB 25 deferred compensation is recorded if there is a difference between the exercise price and the fair market value of the ordinary share on the date of the grant. Companies that elect to employ the method prescribed by APB 25 are required to disclose the pro forma net loss that would have resulted from the use of the fair value based method. The Company has elected to account for its share-based compensation arrangements under the provisions of APB 25, and accordingly, has included in Note 8 the pro forma disclosures required under SFAS No. 123.

     Options granted to non-employees are recognized at their fair market value at date of grant in accordance with SFAS No. 123.

     Foreign  Currency  Translation

     Monetary assets and liabilities denominated in currencies other than US dollars are translated at rates in effect at the balance sheet dates. The resulting translation gains and losses are included in the consolidated statement of operations.

     The Company's Israeli subsidiary is classified as integrated for accounting purposes. Monetary assets and liabilities of the subsidiary are translated into US dollars at exchange rates in effect at the balance sheet dates. Non-monetary items in foreign currency are translated at historical rates of exchange. Revenues and expenses are translated at the average rate of exchange for the period, except for amortization and depreciation, which are translated at historic rates. Translation gains and losses arising are included in the consolidated statement of operations.

                                 TRAVLANG, INC.
                          Development Stage Enterprise

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

                                    Unaudited

2.   Summary  of  Significant  Accounting  Policies  (Cont'd.)

     Earnings  Per  Share

     Basic and diluted earnings per share is computed pursuant to SFAS No. 128. Basic earnings per share are computed by dividing net earnings by the weighted average shares outstanding during the reporting period. Diluted earnings per share are computed similar to basic earnings per share except that the weighed average shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the option price during the reporting period.

     Use  of  Estimates

     The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The most significant estimates for the Company include: the fair values of identifiable assets acquired in business combinations; provisions for the credit risk exposure in amounts of capital assets, goodwill and product development costs; and valuation allowances against future income tax assets. Actual results could differ from those estimates.

     3.  Organization

     On March 12, 2002, all outstanding Preferred shares of Sec2wireless Inc. were converted to Common shares at a 1:1 ratio.

     On March 12, 2002 the merger with Travlang, Inc. and Sec2wireless Inc. was completed. Travlang, Inc. issued 80,380 class B convertible preferred shares (each share is convertible into 1,000 common shares) in exchange for all the 12,936,420 outstanding common shares of Sec2Wireless Inc.("Sec2Wireless").

                                 TRAVLANG, INC.
                          Development Stage Enterprise

                   Notes to Consolidated Financial Statements

                                  June 30, 2002

                                    Unaudited


3.   Organization  (Cont'd.)

     As a result of this transaction, the former shareholders of Sec2Wireless Inc. received approximately 80% ownership of Travlang, Inc. The transaction was accounted as a reverse takeover in which the Company is the acquirer parent and Travlang, Inc. is the acquiree subsidiary. As a result, the Company recognized goodwill of $625,000 representing the fair value of the common shares of Travlang, Inc. (the accounting subsidiary) immediately prior to the transaction in excess of the net assets of the Company. In calculating goodwill, the 25,000,000 outstanding Travlang, Inc. common shares prior to the transaction were valued at $0.025 per share and there were no net assets of Travlang, Inc. which resulted in goodwill of $625,000.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     General.
     --------

          The following discussion relates to the results of our operations as of June 30, 2002 and our financial condition. This document contains forward looking statements relating to our future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward-looking statement.

     Going  Concern.
     ---------------

          The accompanying consolidated financial statements and financial information were prepared assuming that we will continue as a going concern and that our loss from operations, shareholders' deficiency and working capital deficiency raise substantial doubt about our ability to continue as a going concern. As shown in the financial statements, we have incurred net losses and negative cash flows from operations since inception. Working capital deficiency as of June 30, 2002, and losses for the period then ended, amounted to approximately $3,104,000 and $676,000, respectively. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Additionally, our liquidity needs could exceed the amount of our future ability to obtain equity financing. See "Liquidity and Capital Resources."

     Overview.
     ---------

          We are a development stage enterprise, which operates in the United States and in Israel, through our wholly owned subsidiary, Sec2Wireless Israel Ltd. Our principal business activities are research and development in the field of wireless security technologies for software products and initiating commercial relations with potential customers for such products. We have not yet commenced production and sales activities.

          During the quarter ended June 30, 2002, the Research Committee of Israel's Office of the Chief Scientist approved a $300,000 grant to us for the development of a major communications security product. Subsequent to June 30, 2002, we successfully completed our first major sale and installation of our technology to a leading Israeli financial institution for a price of $70,000. Result of Operations.

     SIX  MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001.

          The discussion and analysis set forth below is for the six months ended June 30, 2002 and June 30, 2001. It should be read in conjunction with our Financial Statements and the related notes thereto appearing in this quarterly report. As of June 30, 2002, we generated no revenues and will not generate any meaningful revenues until we fully develop our products and expand our marketing offerings. Since inception we incurred a net loss of $5,061,000. We are subject to all of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a development stage enterprise.

     Research  and  Development  Expenses.
     -------------------------------------

          Research and development expenses for the six months ended June 30, 2002 were $332,000, compared to $882,000 for the six months ended June 30, 2001. The decrease in research and development expenses is due substantially to the reduction of non-essential employees in the research and development department in order to reduce the rate in which available funds are being used.

     Marketing  Expenses.
     --------------------

          Marketing expenses were $147,000 for the six months ended June 30, 2002 compared to $463,000 for the six months ended June 30, 2001. We decreased our marketing costs in order to reduce the rate in which available funds are being used and are focusing only on essential marketing plans.

     General  and  Administrative  Expenses.
     ---------------------------------------

          General and administrative expenses for the six months ended June 30, 2002 were $202,000 compared to $464,000 for the six months ended June 30, 2001. The decrease in general and administrative expenses is attributable to a reduction in administrative staff and corresponding employee overhead. In addition, we reduced all discretionary expenditures.

          Financial expense for the six months ended June 30, 2002 was $105,000 compared to $7,000 for the six months ended June 30, 2001. This increase was due to the substantial increase in borrowing incurred to finance operating costs.

     Liquidity  and  Capital  Resources.
     -----------------------------------

          We limited expenditures in many areas, including research and development and discretionary expenditures, in order to focus our available resources in what we believe is the most productive manner. However, there can be no assurance that we will have sufficient funds to carry out these plans or to remain in business. Although we have sufficient resources to carry out our business plan for the remainder of this fiscal year, there can be no assurance that we will be successful in meeting our long-term liquidity requirements.

          We require substantial additional funding to cover working capital requirements, debt repayments and to execute our business plan. To address these funding requirements, we are negotiating for additional financing although we have no current arrangement with respect to, or sources of, additional financing, and there can be no assurance that any such additional financing will be available to us on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on us. If we raise additional capital through the sale of equity, including preferred stock or convertible debt securities, the percentage ownership of our then existing stockholders will be diluted. During the quarter ended June 30, 2002, we raised $290,000 through private investment.

     Net  Loss.
     ----------

          As a result of the foregoing, our net loss for the six months ended June 30, 2002 was $676,000 compared to a net loss of $1,810,000 for the six months ended June 30, 2001.

                                     PART II
                                    ---------
                                OTHER INFORMATION
                               -------------------

Item  1.     Legal  Proceedings.

                    None.

Item  2.     Changes  in  Securities  and  Use  of  Proceeds.

                    None.

Item  3.     Defaults  Upon  Senior  Securities.

                    None.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders.

                    None.

Item  5.     Other  Information.

                    None.

Item  6.     Exhibits  and  Reports  on  Form  8-K.

(a)     Exhibits:

                    99: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports  on  Form  8-K:

                    There  were  no reports on Form 8-K filed during the quarter ended  June  30,  2002

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August  19,  2002                    TRAVLANG,  INC.

                                            By: /s/ Lucien Geldzahler
                                                ---------------------------
                                                Name:  Lucien  Geldzahler
                                                Title: President

                                                                      EXHIBIT 99
                      CERTIFICATION PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

     The undersigned, Shmuel Weiss, Lucien Geldzahler, hereby jointly certify as follows:

(a) They are the Chief Executive Officer and the Chief Financial Officer, respectively, of Travlang, Inc. (the "Company");

(b) To the best of their knowledge, the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 (the "Report") complies in all material respects with the requirements of Section 13(a) of the Securities
Exchange  Act  of  1934,  as  amended;  and

(c) To the best of their knowledge, based upon a review of the Report, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the period certified.

Dated:  August  19,  2002        By:  /s/ Shmuel Weiss
                                      -------------------------------------
                                      Shmuel Weiss
                                      (Chief  Executive  Officer)


                                 By:  /s/ Lucien  Geldzahler
                                      -------------------------------------
                                      Lucien  Geldzahler
                                      (Chief  Financial  Officer)