Form 10QSB
period 2002-09-30
TRAVLANG INC
filed 2002-12-04
CIK 742686

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended:  September  30,  2002

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from  ___________________to____________________

Commission  File  Number:  0-14026

                                 TRAVLANG, INC.
                                 --------------

        (Exact name of small business issuer as specified in its charter)

            DELAWARE                              13-3174562
            --------                              ----------
(State or other jurisdiction or                (I.R.S.Employer
incorporation or organization)                 Identification  No)

         16 Bazel ST., PETACH TIKVA, ISRAEL                    49170
         ----------------------------------------------------------------
        (Address of principal executive offices)               (Zip Code)

                                011-972-392-1-0548
                                ------------------
                           (Issuer's telephone number)
    ---------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period) that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

     YES     X          NO
            ---            ----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS

     Check whether the issuer filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

     YES          NO
          -----        -----

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, as of the close of business on November 19, 2002 was 44,696,627.

                                      INDEX
                                  TRAVLANG INC.
                          DEVELOPMENT STAGE ENTERPRISE

                       CONSOLIDATED FINANCIAL INFORMATION

                             NINE MONTH PERIOD ENDED
                           SEPTEMBER 30, 2002 AND 2001

                                    UNAUDITED

PART  I  -  FINANCIAL  INFORMATION
ITEM  1.  CONSOLIDATED  FINANCIAL  STATEMENTS.                              Page
                                                                            ----

Consolidated  Balance  Sheet                                                 1

Consolidated  Statement  of  Deficit  Accumulated During Development Stage   2

Consolidated  Statement  of  Earnings                                        3

Consolidated  Statement  of  Changes  in  Shareholders'  Equity              4

Consolidated  Statement  of  Cash  Flows                                     5

Notes  to  Consolidated  Financial  Statements                               6-9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF  OPERATIONS                                         10

ITEM  3.  CONTROLS  AND  PROCEDURES                                          12

PART  II  -  OTHER  INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                              13

SIGNATURES                                                                   14

                         PART I - FINANCIAL INFORMATION

ITEM  1.  CONSOLIDATED  FINANCIAL  STATEMENTS

TRAVLANG,  INC.
DEVELOPMENT  STAGE  ENTERPRISE
Consolidated  Balance  Sheet
September  30,  2002
Unaudited


                                                                  Audited
                                              SEPT  30, Sept  30, Dec  31,
                                                2002      2001      2001
                                                In thousands of dollars
                                              ----------------------------
                            ASSETS
CURRENT
Cash and cash equivalents                     $     3   $    91   $   102
Other receivables and prepaid expenses             65        64        41
                                              ----------------------------

                                                   68       155       143
CAPITAL ASSETS                                    137       230       206
GOODWILL                                          625         -         -
                                              ----------------------------

                                              $   830   $   385   $   349
                                              ============================
                           LIABILITIES
CURRENT
Short term bank credits                       $   117   $    50   $     -
Convertible loan                                1,715     1,500     1,585
Accounts payable                                  184        75       156
Other current liabilities                       1,295     1,176     1,152
                                              ----------------------------

                                                3,311     2,801     2,893
SEVERANCE PAY                                      75        79        71
CONVERTIBLE LOAN                                  250         -         -
                                              ----------------------------

                                                3,636     2,880     2,964
                                              ----------------------------
                     SHAREHOLDERS' DEFICIENCY
CAPITAL STOCK                                      12        12        12
PAID IN CAPITAL                                 2,450     1,621     1,817
DEFERRED COMPENSATION                             (20)      (80)      (59)
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE   (5,248)   (4,048)   (4,385)
                                              ----------------------------
                                               (2,806)   (2,495)   (2,615)
                                              ----------------------------
                                              $   830   $   385   $   349
                                              ============================

                                        1

TRAVLANG,  INC.
DEVELOPMENT  STAGE  ENTERPRISE
Consolidated Statement of Deficit Accumulated During Development Stage Nine Month Period Ended September 30, 2002
Unaudited


                                                                   Audited
                                               SEPT  30, Sept  30, Dec  31,
                                                2002      2001      2001
                                                In thousands of dollars
                                              -----------------------------
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE
 - BEGINNING OF PERIOD                        $(4,385)  $(1,554)  $(1,554)
Net loss                                         (863)   (2,494)   (2,831)
                                              -----------------------------
DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE
 - END OF PERIOD                              $(5,248)  $(4,048)  $(4,385)
                                              =============================

TRAVLANG,  INC.
DEVELOPMENT  STAGE  ENTERPRISE
Consolidated  Statement  of  Earnings
Nine  Month  Period  Ended  September  30,  2002
Unaudited


                                                           Audited
                                                        Year ended
                                      SEPT  30, Sept  30, Dec  31,
                                       2002      2001      2001
                                        In thousands of dollars
                                      ----------------------------
EXPENSES
Research and development              $  234   $ 1,304   $ 1,374
Marketing                                 96       452       547
General and administrative               493       735       826
Financial expense                        134        10        90
                                      ----------------------------

                                         957     2,501     2,837

FINANCIAL INCOME                         (94)       (7)       (6)
                                      ----------------------------

NET LOSS                              $ (863)  $(2,494)  $(2,831)
                                      ============================

Basic and diluted net loss per share   (0.06)    (0.20)    (0.23)

TRAVLANG,  INC.
DEVELOPMENT  STAGE  ENTERPRISE
Consolidated Statement of Changes in Shareholders' Deficiency Nine Month Period Ended September 30, 2002
Unaudited


                                                                                 Additional                                  Total
                                                                                    Paid-in  Deferred     Accumulated Shareholders'
                                       Common Shares          Preferred Shares      Capital  Compensation     Deficit       Equity
                                       -------------------------------------------------------------------------------------------
                                       Number of     Share   Number of     Share
                                          Shares    Capital    Shares     Capital
                                       -------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31, 2001:
(AUDITED)
Balance as at January 1, 2001           10,000,000       10   1,512,513         2   1,611   (50)           (1,554)         19
Common shares issued                       475,338        -           -         -     163     -                 -         163
Preferred shares issued                          -        -     907,678         -       -     -                 -           -
Deferred compensation                            -        -           -         -      58   (58)                -           -
Amortization of deferred compensation            -        -           -         -     (15)   49                 -          34
Net loss for the period                          -        -           -         -       -     -            (2,831)     (2,831)
                                       -------------------------------------------------------------------------------------------
Balance at December 31, 2001            10,475,338       10   2,420,191         2   1,817   (59)           (4,385)     (2,615)
                                       ===========================================================================================
FOR THE NINE MONTH PERIOD ENDED
SEPTEMBER  30, 2002
Balance at January 1, 2002              10,475,338       10   2,420,191         2   1,817   (59)           (4,385)     (2,615)
Common shares issued                        40,891        -           -         -     633     -                 -         633
Conversion of preferred shares to
common shares                            2,420,191        2  (2,420,191)       (2)      -     -                 -           -
Amortization of deferred compensation            -        -           -         -       -    39                 -          39
Net loss for the period                          -        -           -         -       -     -              (863)       (863)
                                       -------------------------------------------------------------------------------------------
Balance as at September  30, 2002       12,936,420       12           -         -   2,450   (20)           (5,248)     (2,806)
                                       ===========================================================================================
FOR THE NINE MONTH PERIOD ENDED
SEPTEMBER 30, 2001
Balance at January 1, 2001              10,000,000       10   1,512,513         2   1,611   (50)           (1,554)         19
Deferred compensation                            -        -           -         -      54   (54)                -           -
Amortization of deferred compensation            -        -           -         -       -    24                 -          24
Preferred shares issued                          -        -     907,678         -     (44)    -                 -         (44)
Net loss for the period                          -        -           -         -       -     -            (2,494)     (2,494)
                                       -------------------------------------------------------------------------------------------
Balance as at September 30, 2001        10,000,000       10   2,420,191         2   1,621   (80)           (4,048)     (2,495)
                                       ===========================================================================================

TRAVLANG,  INC.
DEVELOPMENT  STAGE  ENTERPRISE
Consolidated  Statement  of  Cash  Flows
Nine  Month  Period  Ended  September  30,  2002
Unaudited

                                                               Audited
                                                            Year ended
                                           SEPT 30, Sept 30,   Dec 31,
                                            2002     2001        2001
                                            In thousands of dollars
                                           ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                   $(863)  $(2,494)  $(2,831)
Adjustments for non-cash working capital:
Amortization                                  70        89       115
Amortization of deferred compensation         39       (30)       49
                                           ---------------------------

                                            (754)   (2,435)   (2,667)
Changes in non-cash working capital
Other receivables and prepaid expenses       (24)       21        44
Accounts payable                             (22)     (167)      (86)
Other current liabilities                    143       580       560
Provision for severance pay                    4        61        49
                                           ---------------------------
                                            (653)   (1,940)   (2,100)
                                           ---------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions of capital assets                   (1)      (29)      (31)
                                           ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Short term bank credits                      117        50         -
Convertible long term loan received          250         -         -
Issuance of shares                            58        10       148
Convertible loan received                    130     1,500     1,585
                                           ---------------------------

                                             555     1,560     1,733
                                           ---------------------------

NET DECREASE IN CASH                         (99)     (409)     (398)
CASH - BEGINNING OF PERIOD                   102       500       500
                                           ---------------------------

CASH - END OF PERIOD                       $   3   $    91   $   102
                                           ===========================

TRAVLANG,  INC.
DEVELOPMENT  STAGE  ENTERPRISE
Consolidated  Statement  of  Cash  Flows
Nine  Month  Period  Ended  September  30,  2002
Unaudited

1.   GOING  CONCERN  ASSUMPTION

     The financial statements have been prepared on a going concern basis, which contemplates the satisfaction of the liabilities in the normal course of business. As shown in the financial statements, the Company has incurred net losses and negative cash flows from operations since its inception. Working capital deficiency as at September 30, 2002 and losses for the period then ended, amounting to approximately $3,243,000 and $863,000, respectively. The Company requires additional funding to cover working capital requirements and debt repayments. To address these funding requirements, the Company is attempting to raise capital through private share placings. There is uncertainty associated with the ability of the Company to raise funds as described above. The Company faces a number of business risks, including uncertainties regarding demand and market acceptance of the Company's product, the effect of technological changes, competition, dependence on proprietary technology and the continued development of the products. Accordingly, these consolidated financial statements have been prepared using generally accepted accounting principles applicable to a going concern. If the going concern assumption were not appropriate, adjustments would be necessary to the carrying values of assets and liabilities, the expenses, and the balance sheet classifications used, and such adjustments could be material.

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     General

     Sec2Wireless Inc. a development stage enterprise was incorporated on January 27, 2000 and operates in the United States and in Israel through its wholly owned subsidiary, Sec2Wireless Israel Ltd.

     The principle business activities of the Company are research and development in the field of Wireless Security Technologies of software products and initiating commercial relations with potential customers. The Company has not yet commenced its production and sales activities.

     The Company is a development stage enterprise. Most of the Company's activities are research and development, developing markets and starting up production. Accordingly, the financial statements of the Company are prepared in conformity with the reporting standards set by FAS No. 7 "Accounting and Reporting by Development Stage Enterprises".

TRAVLANG,  INC.
DEVELOPMENT  STAGE  ENTERPRISE
Consolidated  Statement  of  Cash  Flows
Nine  Month  Period  Ended  September  30,  2002
Unaudited

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONT'D.)

     Interim  Financial  Information

     The accompanying unaudited consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2001. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of results of operations to be expected for the full year.

     Basis  of  Consolidation

     These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Sec2Wireless Israel Ltd., after elimination of all intercompany transactions and balances.

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

TRAVLANG,  INC.
DEVELOPMENT  STAGE  ENTERPRISE
Consolidated  Statement  of  Cash  Flows
Nine  Month  Period  Ended  September  30,  2002
Unaudited

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONT'D.)

     Stock-based  Compensation

     The Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 123, "Accounting for
     Stock-Based Compensation", in October 1995. This accounting standard permits the use of either a fair value based method of accounting or the method prescribed in Accounting Principles Board Opinion 25 ("APB 25"), "Accounting for Stock Issued to Employees" to account for stock-based compensation arrangements. In accordance with APB 25, deferred compensation is recorded if there is a difference between the exercise price and the fair market value of the ordinary share on the date of the grant. Companies that elect to employ the method prescribed by APB 25 are required to disclose the pro forma net loss that would have resulted from the use of the fair value based method. The Company has elected to account for its share-based compensation arrangements under the provisions of APB 25.

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

     Earnings  Per  Share

     Basic and diluted earnings per share are computed pursuant to SFAS No. 128. Basic earnings per share are computed by dividing net earnings by the weighted average shares outstanding during the reporting period. Diluted earnings per share are computed similar to basic earnings per share except that the weighed average shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the option price during the reporting period.

TRAVLANG,  INC.
DEVELOPMENT  STAGE  ENTERPRISE
Consolidated  Statement  of  Cash  Flows
Nine  Month  Period  Ended  September  30,  2002
Unaudited

2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONT'D.)

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

3.   ORGANIZATION

     On March 12, 2002, all outstanding Preferred shares of the Company were converted to Common shares at a 1:1 ratio.

     On March 12, 2002 the Company completed its merger with Travlang Inc. ("Travlang"). Travlang issued 80,380 class B convertible preferred shares (each share is convertible into 1,000 common shares) in exchange for all the 12,936,420 outstanding common shares of Sec2Wireless Inc.("Sec2Wireless").

     As a result of this transaction, the former shareholders of Sec2Wireless received approximately 80% ownership of Travlang. The transaction was accounted as a reverse takeover in which the Company is the acquirer parent and Travlang is the acquiree subsidiary. As a result the Company recognized goodwill of $625,000 representing the fair value of the common shares of Travlang (the accounting subsidiary) immediately prior to the transaction in excess of the net assets of the Company. In calculating goodwill, the 25,000,000 outstanding Travlang common shares prior to the transaction were valued at $0.025 per share and there were no net assets of Travlang which resulted in goodwill of $625,000.

     On March 12, 2002, all outstanding Preferred shares of the Company were converted to Common shares at a 1:1 ratio.

     In April 2002 the Company entered into a convertible loan agreement with a private lender. The lender advanced an amount of $250,000. The loan bears interest of 7% per annum, compounded semi-annually. The lender has the sole right to extend the repayment date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General.

     The following discussion relates to the results of our operations as of September 30, 2002 and our financial condition. This document contains forward looking statements relating to our future economic performance, plans and objectives of management for future operations, projections of revenue mix and other financial items that are based on the beliefs of, as well as assumptions made by and information currently known to, our management. The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements. The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward-looking statement.

Going  Concern.

     The accompanying consolidated financial statements and financial information were prepared assuming that we will continue as a going concern and that our loss from operations, shareholders' deficiency and working capital deficiency raise substantial doubt about our ability to continue as a going concern. As shown in the financial statements, we have incurred net losses and negative cash flows from operations since inception. Working capital deficiency as of September 30, 2002, and losses for the period then ended, amounted to approximately $3,243,000 and $863,000, respectively. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Additionally, our liquidity needs could exceed the amount of our future ability to obtain equity financing. See "Liquidity and Capital Resources."

Overview.

     We are a development stage enterprise, which operates in the United States and in Israel, through our wholly owned subsidiary, Sec2Wireless Israel Ltd. Our principal business activities are research and development in the field of wireless security technologies for software products and initiating commercial relations with potential customers for such products. We have just recently commenced licensing and sales activities. No underscore During the quarter ended June 30, 2002, the Research Committee of Israel's Office of the Chief Scientist approved a $300,000 grant to us for the development of a major communications security product. During the quarter ended September 30, 2002, we successfully completed our first major sale and installation of our technology to a leading Israeli financial institution for a price of $70,000.

Result  of  Operations.

     NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001. The discussion and analysis set forth below is for the nine months ended September 30, 2002 and September 30, 2001. It should be read in conjunction with our Financial Statements and the related notes thereto appearing in this quarterly report. As of September 30, 2002, we have not generated any meaningful revenues and will not generate any meaningful revenues, until we fully develop our products and expand our marketing offerings. Since inception we incurred a net loss of $5,248,000. We are subject to all of the risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a development stage enterprise.

Research  and  Development  Expenses.

     Research and development expenses for the nine months ended September 30, 2002 were $234,000, compared to $1,304,000 for the nine months ended September 30, 2001. The decrease in research and development expenses is due substantially to the reduction of non-essential employees in the research and development department in order to reduce the rate in which available funds are being used.

Marketing  Expenses.

     Marketing expenses were $96,000 for the nine months ended September 30, 2002 compared to $452,000 for the nine months ended September 30, 2001. We decreased our marketing costs in order to reduce the rate in which available funds are being used and are focusing only on essential marketing plans.

General  and  Administrative  Expenses.

     General and administrative expenses for the six months ended September 30, 2002 were $493,000 compared to $735,000 for the nine months ended September 30, 2001. The decrease in general and administrative expenses is attributable to a reduction in administrative staff and corresponding employee overhead. In addition, we reduced all discretionary expenditures. Financial expense for the nine months ended September 30, 2002 was $134,000 compared to $10,000 for the nine months ended September 30, 2001. This increase was due to the substantial increase in borrowing incurred to finance operating costs.

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

Net  Loss

     As a result of the foregoing, our net loss for the nine months ended September 30, 2002 was $863,000 compared to a net loss of $2,494,000 for the nine months ended September 30, 2001.

ITEM  3.  CONTROLS  AND  PROCEDURES

(a)  Evaluation  of  Disclosure  Controls  and  Procedures:

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports field under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)  Changes  in  Internal  Controls:

There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

                           PART II - OTHER INFORMATION

Item  1.  Legal  Proceedings.

None.

Item  2.  Changes  in  Securities  and  Use  of  Proceeds.

None.

Item  3.  Defaults  Upon  Senior  Securities.

None.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

None.

Item  5.  Other  Information.

None.

Item  6.  Exhibits  and  Reports  on  Form  8-K.

          (a) Exhibits: 99: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
          (b) Reports on Form 8-K: There were no reports on Form 8-K filed during the quarter ended September 30, 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Travlang,  Inc.



Dated:  December  3,  2002                     By:  /s/  Lucien  Geldzahler
                                                    -----------------------
                                               Lucien  Geldzahler
                                               President

                                 CERTIFICATIONS
     I,  Lucien  Geldzahler,  certify  that:

1)     I  have  reviewed this quarterly report on Form 10-QSB of Travlang, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December  3,  2002                  By: /s/  Lucien  Geldzahler
                                               -----------------------
                                              Chief  Financial  Officer

     I,  Shmuel  Weiss,  certify  that:

7)     I  have  reviewed this quarterly report on Form 10-QSB of Travlang, Inc.;

8) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this quarterly report;

9) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

12) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December  3,  2002                      By: /s/  Shmuel  Weiss
                                                   ------------------
                                                   Chief Executive Officer

                      CERTIFICATION PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

     The undersigned, Shmuel Weiss and Lucien Geldzahler, hereby jointly certify as follows:

(a) They are the Chief Executive Officer and the Chief Financial Officer, respectively, of Travlang, Inc. (the "Company");

(b) To the best of their knowledge, the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 (the "Report") complies in all material respects with the requirements of Section 13(a) of the Securities
Exchange  Act  of  1934,  as  amended;  and

(c) To the best of their knowledge, based upon a review of the Report, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company for the period certified.

Dated:  December  3,  2002                      By: /s/ Shmuel Weiss
                                                    ----------------
                                                    Shmuel Weiss
                                                   (Chief Executive Officer)

                                                By: /s/  Lucien  Geldzahler
                                                    -----------------------
                                                    Lucien  Geldzahler
                                                    (Chief Financial Officer)